Form 10QSB
period 1996-04-27
OPT SCIENCES CORP
filed 1996-06-11
CIK 74688

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB


                Quarterly report under to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                  For the quarterly period ended April 27, 1996

                           Commission File No. 0-1455



                          OPT - SCIENCES CORPORATION
        (Exact name of small business issuer as specified in its charter)



                      New  Jersey                       21-0681502
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)           identification number)



            1912 Bannard Street, Riverton, NJ             08077
        (Address of principal executive offices)       (Zip Code)



        Registrant's telephone number, including area code:    609-829-2800


        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X        No


        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                      Class              Outstanding at April 27, 1996
        Common Stock, par value $0.25              776,109 shares













                                     INDEX




        PART I     FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated Balance Sheets April 27,
                   1996 and October 28, 1995                    3 - 4

                   Consolidated Statements of Income -
                   twelve weeks ended April 27, 1996
                   and thirteen weeks April 30, 1995
                   and twenty-six weeks ended April 27,
                   1996 and April 30, 1995                        5

                   Consolidated Statements of Cash Flows -
                   twenty-six weeks ended April 27, 1996
                   and April 30, 1995                           6 - 7

                   Notes to Consolidated Financial Statements     8

        Item 2.    Management's Discussion and Analysis or Plan
                   of Operation                                   9


        PART II    OTHER INFORMATION

        Item 1     Not Applicable

        Item 2     Not Applicable

        Item 3     Not Applicable

        Item 4     Not Applicable

        Item 5     Not Applicable

        Item 6     Not Applicable


        SIGNATURE                                               10

                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)








                                     ASSETS

                                            April 27,      October 28,
                                               1996           1995


        CURRENT ASSETS

         Cash and cash equivalents          2,663,146         2,628,274
         Trade accounts receivable            384,396           302,391
         Inventories - at lower of cost
          or market                           201,601          167,239
         Prepaid expenses                      16,405           25,188
         Marketable securities                174,514          174,629

            Total current assets            3,440,062        3,297,721


        PROPERTY AND EQUIPMENT

         Land                                 114,006          114,006
         Building and improvements            223,059          223,059
         Machinery and equipment              594,784          586,834
         Small tools                           53,580           53,580
         Furniture and fixtures                 8,048            8,048
         Office equipment                      35,615           35,615
         Automobile                            30,315           30,315

            Total property and
             equipment                      1,059,407        1,051,457

            Less accumulated depreciation     726,652          709,346

               Net property and
                equipment                     322,755          342,111

                 Total assets              $_________       $_________

                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             April 27,       October 28,
                                                1996            1995

        CURRENT LIABILITIES

         Accounts payable - trade              34,894           50,561
         Accrued income taxes                  54,453           49,542
         Other current liabilities             96,727          109,942







            Total current liabilities         186,074          210,045


        STOCKHOLDERS' EQUITY

         Common capital stock - par value
          $.025 per share - authorized
          and issued 1,000,000 shares         250,000          250,000
         Additional paid in capital           272,695          272,695
         Retained earnings                  3,238,714        3,078,329
         Net unrealized gains on
          equity securities                    11,722           14,588
         Less treasury stock at cost -
          223,891 shares and 223,516
          shares respectively              (  186,388)      (  185,825)

            Total stockholders' equity      3,586,743        3,429,787

                Total liabilities and
                 stockholders' equity      $_________       $_________




                     OPT-Sciences Corporation and Subsidiary
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)



                             Twelve     Thirteen    Twenty-Six   Twenty-Six
                           Weeks Ended  Weeks Ended Weeks ended  Weeks ended
                            April 27,    April 30,   April 27,    April 30,
                               1996         1995        1996         1995


        NET SALES            $636,760     $418,373  $1,128,101     $874,980

        COST OF SALES         454,404      330,126     789,409      655,248

          Gross profit
           on sales           182,356       88,247     338,692      219,732


        OPERATING EXPENSES
         Sales & delivery       4,283        5,406       8,688        9,241
         General and
          administrative       60,052       66,061     132,976      115,628

         Total operating
          expenses             64,335       71,467     141,664      124,869

         Operating income     118,021       16,780     197,028       94,863







        OTHER INCOME           35,623       24,734      70,007       47,499

          Net income
           before taxes       153,644       41,514     267,035      142,362


        FEDERAL AND STATE
         INCOME TAXES          61,350       15,200     106,650       55,500

          Net income           92,294       26,314     160,385       86,862


        RETAINED EARNINGS -
        beginning of period 3,146,420    2,917,211   3,078,329    2,856,663

        RETAINED EARNINGS -
        end of period      $_________   $_________  $_________   $_________

        EARNINGS PER
         SHARE OF
         COMMON STOCK             .12          .03         .21          .11

        Average shares of
         stock outstanding    776,131      776,707     776,310      776,727




                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                              Twenty-six     Twenty-six
                                              Weeks Ended    Weeks Ended
                                               April 27,       April 30,
                                                  1996           1995

        CASH FLOWS FROM OPERATIONS

         Net income                            $160,385        $86,862

         Adjustments to reconcile net
          income to net cash provided
          by operating activities

           Depreciation and
            amortization                         17,306         17,873
           Loss (gain) on sale of
            securities                       (    2,656)           354
           Decrease (increase) in
            Accounts receivable              (   82,005)        34,376
            Inventories                      (   34,362)         6,575






            Prepaid expenses                      8,783         19,086

           (Decrease) increase in
            Accounts payable                 (   15,667)         6,336
            Accrued income taxes                  4,911     (   46,457)
            Other current liabilities        (   13,215)    (    3,015)

             Net cash provided by
              operating activities               43,480        121,990

        CASH FLOWS FROM INVESTING
         ACTIVITIES

         Additions to property and
          equipment                          (   7,950)            -0-
         Purchases of  securities            (  10,061)      (  14,294)
         Sale of securities                      9,966           7,219

             Net cash used in
              investing activities           (   8,045)     (    7,075)



                         OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                              Twenty-six     Twenty-six
                                              Weeks Ended    Weeks Ended
                                               April 27,       April 30,
                                                  1996           1995


        CASH FLOW FROM
         FINANCING ACTIVITIES:

         Purchases of treasury stock        $(      563)   $(      120)

            Net cash used in
             financing activities            (      563)    (      120)

        Increase in cash                         34,872        114,795

        Cash and cash equivalents
         at beginning of period               2,628,274      2,273,300

        Cash and cash equivalents
         at end of period                    $_________     $_________



        SUPPLEMENTAL DISCLOSURES:







         Interest paid                       $_________      $________

         Income taxes paid                   $_________      $________




                       OPT-Sciences Corporation and Subsidiary
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



        1. In the opinion of management, the accompanying unaudited con-solidated financial statements contain all adjustments neces-sary to present fairly OPT-Sciences Corporation's financial position as of April 27, 1996 and October 28, 1995, and the results of operations for the twenty-six weeks ended April 27, 1996 and April 30, 1995 and cash flows for the respective peri-ods then ended.

        2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




             FINANCIAL CONDITION


             Cash and cash equivalents--OPT Sciences Corporation's cash balances increased during the first six months of the year from $2,628,274 to $2,663,146. Profits generated more than offset increases in account receivable and inventory and decreases in current obligations There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the company's future operations.


             RESULTS OF OPERATIONS

             Sales revenues have increased by 28.9% from the level of the first six months of the prior year. The Company was able to produce the additional volume by utilizing available capacity. This increased efficiency resulted in a gross profit increase of approximately 54%. Earnings from invest-ments are higher due to higher cash balances than at the same time last year.




                                      SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant this report to be signed on its behalf by the under-signed, thereunto duly authorized.


                                          OPT-SCIENCE CORPORATION
                                          Registrant




                                          Anderson McCabe, President
        Date




                                          Harvey Habeck,
        Date                              Chief Accountant