Form 10QSB
period 1996-07-27
OPT SCIENCES CORP
filed 1996-09-16
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB

                Quarterly report under to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                  For the quarterly period ended July 27, 1996

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


                      Class            Outstanding at July 27, 1996
        Common Stock, par value $0.25              776,109 shares













                                     INDEX




        PART I     FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated Balance Sheets - July 27,
                   1996 and October 28, 1995                     3 - 4

                   Consolidated Statements of Income -
                   thirteen weeks ended July 27, 1996
                   and July 30, 1995 and thirty-nine weeks
                   ended July 27, 1996 and July 30, 1995           5

                   Consolidated Statements of Cash Flows -
                   thirty-nine weeks ended July 27, 1996
                   and July 30, 1995                             6 - 7

                   Notes to Consolidated Financial Statements      8

        Item 2.    Management's Discussion and Analysis or Plan
                   of Operation                                    9


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






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             July 27,      October 28,
                                               1996           1995


        CURRENT ASSETS

         Cash and cash equivalents         $2,804,090       $2,628,274
         Trade accounts receivable            448,816          302,391
         Inventories - at lower of cost
          or market                           188,760          167,239
         Marketable securities                192,871          174,629
         Prepaid expenses                       8,368           25,188

            Total current assets            3,642,905        3,297,721



        PROPERTY AND EQUIPMENT

         Land                                 114,006          114,006
         Building and improvements            273,060          223,059
         Machinery and equipment              594,784          586,834
         Small tools                           53,580           53,580
         Furniture and fixtures                 8,048            8,048
         Office equipment                      35,615           35,615
         Automobile                            30,315           30,315

            Total property and
             equipment                      1,109,408        1,051,457

            Less accumulated depreciation     727,975          709,346

               Net property and
                equipment                     381,433          342,111

                 Total assets              $_________       $_________






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             July 27,       October 28,
                                                1996            1995

        CURRENT LIABILITIES

         Accounts payable - trade             $36,872          $50,561
         Accrued income taxes                 137,633           49,542
         Other current liabilities            107,614          109,942

            Total current liabilities         282,119          210,045


        STOCKHOLDERS' EQUITY

         Common capital stock - par value
          $.025 per share - authorized
          and issued 1,000,000 shares         250,000          250,000
         Additional paid in capital           272,695          272,695
         Retained earnings                  3,394,583        3,078,329
         Net unrealized gains on
          equity securities                    11,329           14,588
         Less treasury stock at cost -
          223,891 shares and 223,516
          shares respectively              (  186,388)      (  185,825)

            Total stockholders' equity      3,742,219        3,429,787

                Total liabilities and
                 stockholders' equity      $_________       $_________








                     OPT-Sciences Corporation and Subsidiary
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                            Thirteen     Thirteen   Thirty-Nine  Thirty-Nine
                           Weeks Ended  Weeks Ended Weeks ended  Weeks ended
                             July 27,     July 30,    July 27,     July 30,
                               1996         1995        1996         1995


        NET SALES            $778,084     $478,415  $1,906,185   $1,353,395

        COST OF SALES         454,182      325,725   1,243,591      980,973

          Gross profit
           on sales           323,902      152,690     662,594      372,422


        OPERATING EXPENSES
         Sales & delivery       5,997        4,043      14,685       13,284
         General and
          administrative       62,431       56,432     195,407      172,060

         Total operating
          expenses             68,428       60,475     210,092      185,344

         Operating income     255,474       92,215     452,502      187,078

        OTHER INCOME           32,245       30,109     102,252       77,608

          Net income
           before taxes       287,719      122,324     554,754      264,686

        FEDERAL AND STATE
         INCOME TAXES         131,850       50,000     238,500      105,500

          Net income          155,869       72,324     316,254      159,186


        RETAINED EARNINGS -
        beginning of period 3,238,714    2,943,525   3,078,329    2,856,663

        RETAINED EARNINGS -
        end of period      $_________   $_________  $_________   $_________

        EARNINGS (loss)
         PER SHARE OF
         COMMON STOCK             .20          .09         .41          .20

        Average shares of
         stock outstanding    776,109      776,684     776,243      776,713







                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Thirty-nine    Thirty-nine
                                              Weeks Ended    Weeks Ended
                                               July 27,        July 30,
                                                  1996           1995

        CASH FLOWS FROM OPERATIONS

         Net income                            $316,254       $159,186

         Adjustments to reconcile net
          income to net cash provided
          by operating activities

          Depreciation and
           amortization                          18,629         27,846

          Loss (gain) on sale of
           securities                          (  2,656)    (   1,762)
          Decrease (increase) in
           Accounts receivable                 (146,425)       123,514
           Inventories                         ( 21,521)     (   8,507)
           Prepaid expenses                      16,820         22,054

         (Decrease) increase in
           Accounts payable                    ( 13,689)         5,025
           Accrued income taxes                  88,091      (  17,707)
           Other current liabilities           (  2,328)     (  34,661)


             Net cash provided by
              operating activities              253,175        274,988


        CASH FLOWS FROM INVESTING
         ACTIVITIES

         Additions to property and
          equipment                            ( 57,951)     (   8,615)
         Purchases of securities               ( 28,811)     (  14,353)
         Sale of securities                       9,966         34,335

             Net cash provided (used)
              by investing activities          ( 76,796)        11,367








                         OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Thirty-nine    Thirty-nine
                                              Weeks Ended    Weeks Ended
                                               July 27,        July 30,
                                                  1996           1995


        CASH FLOWS FROM
         FINANCING ACTIVITIES:

         Purchases of treasury
          stock                              $(     563)    $      120

             Net cash used in
              financing activities            (     563)    (      120)

        Increase in cash                        175,816        286,235

        Cash and cash equivalents
         at beginning of period               2,628,274      2,273,300


        Cash and cash equivalents
         at end of period                    $_________     $_________


        SUPPLEMENTAL DISCLOSURES:

         Interest paid                       $_________     $_________

         Income taxes paid                   $_________     $_________







                       OPT-Sciences Corporation and Subsidiary
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



        1. In the opinion of management, the accompanying unaudited con-solidated financial statements contain all adjustments neces-sary to present fairly OPT-Sciences Corporation's financial position as of July 27, 1996 and October 28, 1995, and the re-sults of operations for the thirty-nine weeks ended July 27, 1996 and July 30, 1995 and cash flows for the respective peri-ods then ended.

        2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.







                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




             FINANCIAL CONDITION


             Cash and cash equivalents--OPT Sciences Corporation's cash balances increased during the first nine months of the year from $2,628,274 to $2,804,090. Profits generated more than offset increases in accounts receivable and inventory. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


             RESULTS OF OPERATIONS

             Sales revenues have increased by 40.8% from the level of the first nine months of the prior year. The Company was able to produce the additional volume by utilizing available capacity. This increase efficiency resulted in a gross profit increase of approximately 78%. Earnings from in-vestments are higher due to higher cash balances than at the same time last year.















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