Form 10KSB
period 1996-10-26
OPT SCIENCES CORP
filed 1997-01-31
CIK 74688

[LIVE]

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549
                            FORM lO-KSB


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended October 26, 1996

[ ]     TRANSITION REPORT UNDERSECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the fiscal year ended October 26, 1996

Commission File No. 0-1455

                       OPT-SCIENCES CORPORATION
   (Name of small business issuer as specified in its charter)

        NEW JERSEY                             21-0681502
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

Post Office Box 221, 1912 Bannard Street, Riverton, New Jersey 08077
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including Area Code: (609)829-2800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, $.25 par value per share
                        (Title of Class)

	Check whether the issuer (1) filed all reports required to be filed by Section
 13 or 15 (d) of the  Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days.
                     YES   X              NO

	Check if there is no disclosure of delinquent filers in response to Item 405 of
 Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-KSB or any amendment to this Form 10-KSB  X

	State issuer's revenues for its most recent fiscal year: $2,500,000.

The aggregate market value of the 243,239 common shares held by non-affiliates of the issuer, based on the average of the bid and asked prices as of December 30, 1996, was approximately $1,277,000.




(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

	State the number of shares outstanding of each of the issuer's classes at common equity, as of the latest practical date: 776,115 shares of Common Stock as of December 31, 1996.

Documents Incorporated by Reference


	Notice of the 1997 Annual Meeting of Shareholders to be held on March 19, 1997 and related Information Statement which are to be filed are incorporated by reference into Items 9 through 12 of Part
III.  Exhibits 3 and 21 of Form 10-K for the fiscal year ended October 31, 1982, are incorporated by reference into Exhibits 3 and 21 respectively of Item 13,
Part IV.

	Transitional Small Business Disclosure Format

	Yes   ; No X

                        TABLE OF CONTENTS

          FORM lOKSB ANNUAL REPORT -- FISCAL YEAR 1996
             OPT-SCIENCES CORPORATION AND SUBSIDIARY

                            PART I

                                                               PAGE
	Item  1.Description of Business . . . . . . . . . . . . .   3

	Item  2.Description of Property. . . . . . . . . . . . . .  5

	Item  3.Legal Proceedings  . . . . . . . . . . . . . . . .  5

	Item  4.Submission of Matters to a Vote of Security
	        Holders  . . . . . . . . . . . . . . . . . . . . .  5

                             PART II

	Item  5.Market for Common Equity and
	        Related Stockholder Matters . . . . . . . . .  . .  5

	Item  6.Management's Discussion and Analysis or Plan of
	        Operation. .  . . . . . . . . . . . . . . . . . . . 6

	Item  7.Financial Statements  . . . . . . . . . . . . . . . 7

	Item  8.Changes In and Disagreements with Accountants
	        on Accounting and Financial Disclosure . . . . . .  7



                            PART III

	Item  9.Directors, Executive Officers,Promotors and
		 Control Persons; Compliance with Section 16(a)
		 of the Exchange Act  . . . . . .  . . . . . . . .    8

	Item lO.Executive Compensation . . . . . .  . . . . . .     8

	Item 11.Security Ownership of Certain Beneficial Owners
		 and Management . . . . .  . . . . . . . . . . . .    8

	Item 12.Certain Relationships and Related Transactions .   8

                             PART IV

	Item 13.Exhibits and Reports on Form 8-K . . . . . . . .   9

	Signatures . . . . . . . . . . . . . . . . . . . . . . .   23


PART I

Item  1.	Description of Business

	OPT-Sciences Corporation (the "Company"), through its wholly-owned operating subsidiary, O&S Research, Inc., is engaged principally in the cutting, grinding, polishing, coating and painting of glass lenses and glass for flat panel displays utilized in the custom fabrication of components for aircraft instrument panels.  Principal revenues and income are derived from this business with no other line of business accounting for 15% or more of revenues and income under applicable criteria.  The Company sells i
g operations at facilities in the Riverton, New Jersey area.

	The business is labor intensive.  As of October 26, 1996, the Company and its operating subsidiary employed 41 persons, an increase of 10 from the preceding year.  This number is expected to increase in Fiscal 1997.  The aircraft industry is retrofitting older airplanes and replacing glass lenses in instrument panels with flat panel displays which the Company manufactures, thus resulting in a build up in demand for the Company's products.  Overall labor relations with the employees are satisfactory.  None
tine employee benefits, such as life and health insurance. The Company does not maintain any qualified pension or profit sharing plan for its employees.

	There are many companies in the United States and overseas which compete against the Company in its manufacture and coating of glass lenses and glass for flat panel displays for aircraft. There are presently a number of competitors of the Company, which are as large as or larger than the Company and have greater financial resources than the Company. The principal methods of competition in this industry are price, product quality, delivery date controls, and other customer services. The Company's quality rtant to the Company's business is its ability to manufacture optical thin film coatings for glass lenses and glass instruments used on cathode ray tubes
(CRTs) and liquid crystal displays (LCDs). In addition, the Company has gained considerable visibility as an approved vendor to supply avionic display glass for many aerospace instrument manufacturers.  It's glass lenses are used on all types of applications from handheld scanners to the avionic displays used on the space shuttle.

	The Company's products are sold domestically and abroad primarily by the Company's President and other management personnel. Four aerospace instrument manufacturers constituted approximately 75% of total sales in Fiscal 1996. No other customer makes up more than 5%. New technology has reduced dependence on the Company's glass for electro-mechanical instruments, which is declining in
 significance as a Company product.  The Company now   coats more glass for CRTs
 and LCDs which its customers are using in l


	Based on current projections, sales and earnings are expected to increase moderately in Fiscal 1997. The Company's development of new specialty coatings used on high performance CRTs and LCDs and its penetration into commercial flat panel display markets will pave the way for increased sales in 1997.

	Foreign sales for Fiscal l996 constituted approximately 6% of sales. This is the same as the prior year.  The Company does not expect significant changes in
 Fiscal 1997.

	The Company had a backlog of orders totalling $900,000 at the end of Fiscal
l996.  This represented a 50% increase from $605,000 at the end of Fiscal l995.
  Since the manufacturing cycle for the Company is generally less than one year, most of the backlog registered at the end of the fiscal year is expected to be completed during Fiscal 1997.

	The Company believes it is in substantial compliance with all federal, state and local regulations controling the discharge of materials into the environment or otherwise protecting the environment. There has been no material effect on the Company's capital expenditures, earnings or competitive position due to
compliance with such regulations.   The Company is subject to the Occupational
Safety and Health Act and believes it is in substantial compliance with such Act and the regulations thereunder.

	Certain of the matters discussed above contain forward-looking statements that involve risks and uncertainties.  Although the Company believes that the assumptions accompanying such forward-looking statements are reasonable, the
Company cannot give any assurance that expected results will occur.  A significant variation between actual results and any of such assumptions may cause actual results to differ materially from expectations.

Item 2.	Description of Property

	Operations are conducted at the principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. This property is owned by the Company's operating subsidiary in fee simple, and the property is not encumbered by any lien or mortgage. The facility is constructed of cinderblock and masonry construction appropriate to its size and use and contains approximately ll,OOO square feet of manufacturing space.  The Company's operating subsidiary also owns and utilizes
a building containing 8,000 square feet of warehouse and manufacturing space on premises adjacent to the manufacturing facility.

Item 3.	Legal Proceedings

	 Not applicable.


Item 4.	Submission of Matters to a Vote of Security Holders

	 Not applicable.


PART II


Item 5.	Market for Common Equity and Related Security  Holder Matters

	There is no established public trading market for the Company's shares. Only limited and sporadic quotations are available.  Subject to the foregoing qualification, the following table sets forth the range of bid and asked quotations, for the calendar quarter indicated, as recorded by the National
Quotation Bureau, Inc. and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 1995                   Bid           Asked
	First Quarter		$1.50 - 1.88   $2.50 - 2.75
	Second Quarter		 1.50 - 1.88    2.25 - 2.75
	Third Quarter		 1.50 - 2.50    2.25 - 2.75
	Fourth Quarter		 2.50 - 2.75    3.75 - 4.25

Fiscal 1996                  Bid           Asked
     First Quarter		$2.75 - 2.75	$3.75 - 3.75
	Second Quarter		 2.75 - 3.50	 3.50 - 5.00
	Third Quarter		 3.50 - 3.75	 5.00 - 5.75
	Fourth Quarter		 3.75 - 4.00	  --  -  --

	The Company had 1,043 shareholders of record of its Common Stock as of December 31, 1996.

Distributions

	No distribution was made to shareholders in l995 or 1996 and the Board of Directors has taken no action to provide for distributions during 1997.


Item 6.	Management's Discussion and Analysis or Plan of
		Operation.



LIQUIDITY AND CAPITAL RESOURCES.

	As a result of the Company's relatively strong cash position, the Company has sufficient liquidity to fund its contemplated capital and operating activities through Fiscal 1997.  The Company also anticipates earnings in Fiscal 1997 which will further assure the Company's ability to meet its capital expenditure requirements.

RESULTS OF OPERATIONS.

                         Fiscal Year 1996

	Fiscal 1996 improved over Fiscal 1995, attributable in large part to a still growing commercial aircraft market and a military market which is seeing more retrofit programs as opposed to new aircraft manufacture.  The Company's sales increased by 36% and operating income increased by 120% from Fiscal 1995.  Other sources of income did not change materially from the prior year.  Besides funds needed to convert a portion of the 8,000 square feet of warehouse space in a building adjacent to the Company's head
id not engage in any significant capital expenditures.


                   Fiscal Years 1995 and 1994

	Fiscal 1995 ended with net sales increasing by 18% from fiscal year 1994 and profits increased by 44% as a continuation of normal levels of profitability experienced in the final 2 quarters of Fiscal 1994.  Other sources of income remained comparable to 1994.

Fiscal 1994 ended with net sales increasing significantly from the prior year, which suffered from a weak market, strong price competition, depressed prices and reduced profit margins for many of the Company's products.

There were no significant changes in machinery, material and depreciation accounts during Fiscal 1994 and 1995.

INFLATION

	During the three year period that ended on October 26, 1996, inflation did not have a material effect on the Company's operating results.

Item 7.	Financial Statements

	The Consolidated Financial Statements, the notes thereto, and the report thereon by Max S. Mayer & Co., P.C. dated January 6, 1997, are filed as part of this report below under Item 13.


Item 8.	Changes in and Disagreements With Accountants onAccounting and Financial
 Disclosure

		Not applicable.


PART III

	The information required by Part III (Items 9, 10, 11 and 12) are incorporated by reference from the Company's definitive Information Statement to be filed in accordance with 240.14c-101, Schedule 14C.

                             PART IV


Item 13.	Exhibits and Reports on Form 8-KSB

		(a)	Financial Statements, Schedules and Exhibits

			1.	Financial Statements and Schedules

				See Index to Consolidated Financial Statements and Schedules on page 11.

			2.	Exhibits:

				3.	Articles of Incorporation and By-Laws - See page 33 et seq. of Form lOK for the fiscal year ending in 1982.


			21.	List of Subsidiaries -See page 67 of Form lOK for the fiscal year ending in 1982.

		(b)	Reports on Form 8-KSB:

			No reports on Form 8-KSB were filed during the period covered by this report.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						OPT-SCIENCES CORPORATION


						By:
							Anderson L. McCabe
							President

Date:  January   , 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated. The signatures include a majority of directors of the Registrant.

	SIGNATURE				TITLE			DATE

                         	President	and	January   , 1997
Anderson L. McCabe			Director



                         	Secretary, 	January   , 1997
Arthur J. Kania			Treasurer and
						Director


                         	Director   	January   , 1997
Arthur J. Kania, Jr.



                         	Chief      	January   , 1997
Harvey Habeck				Accountant



































                                         OPT-Sciences Corporation
                                              and Subsidiary

                                           Financial Statements

                                      Years ended October 26, 1996 and
                                              October 28, 1995




















                               TABLE OF CONTENTS





        Independent Auditor's Report                         12

        Consolidated Balance Sheets                        13 - 14

        Consolidated Statements of Earnings                  15

        Consolidated Statements of Stockholders'
         Equity                                              16

        Consolidated Statements of Cash Flows              17 - 18

        Notes to Consolidated Financial Statements         19 - 22



















                          INDEPENDENT AUDITOR'S REPORT


        To Stockholders and Board of Directors
        OPT-Sciences Corporation

        We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of October 26, 1996 and October 28, 1995 and the related consolidated statements of earnings and stockholders' equity and cash flows for each of the fiscal years in the two year period ended October 26, 1996 (52 weeks). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opin-ion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated finan-cial position of OPT-Sciences Corporation and Subsidiary as of October 26, 1996 and October 28, 1995, and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 26, 1996 in conformity with generally accepted accounting principles.




        MAX S. MAYER & CO., P.C.

        A Professional Corporation

        January 6, 1997







                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                              October 26,     October 28,
                                                  1996            1995
        CURRENT ASSETS

         Cash and cash equivalents            $2,557,251      $2,628,274
         Trade accounts receivable-net           480,178         302,391
         Inventories                             219,606         167,239
         Prepaid expenses                         25,938          25,188
         Marketable securities                   560,962         174,629

            Total current assets               3,843,935       3,297,721


        PROPERTY AND EQUIPMENT

         Land                                    114,006         114,006
         Building and improvements               304,044         223,059
         Machinery and equipment                 594,783         586,834
         Small tools                              53,580          53,580
         Furniture and fixtures                    8,048           8,048
         Office equipment                         35,615          35,615
         Automobiles                              30,315          30,315

          Total property and
           equipment                           1,140,391       1,051,457

           Less accumulated depreciation         747,340         709,346

              Net property and
               equipment                         393,051         342,111


               Total assets                   $_________      $_________






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              October 26,     October 28,
                                                  1996            1995

        CURRENT LIABILITIES

         Accounts payable - trade                $43,760         $50,561
         Accrued income taxes                    151,050          49,542
         Other current liabilities               203,779         109,942

           Total current liabilities             398,589         210,045


        STOCKHOLDERS' EQUITY

         Common capital stock - par value
          $0.25 per share - authorized
          and issued 1,000,000 shares            250,000         250,000
         Additional paid in capital              272,695         272,695
         Retained earnings                     3,481,639       3,078,329
         Net unrealized gains
          on marketable securities                20,451          14,588
         Less treasury stock at cost -
          223,885 shares                      (  186,388)     (  185,825)

           Total stockholders' equity          3,838,397       3,429,787

             Total liabilities and
              stockholders' equity            $_________      $_________






                     OPT-Sciences Corporation and Subsidiary
                       CONSOLIDATED STATEMENTS OF EARNINGS



                                                Fiscal Year Ended
                                            1996                1995
                                          (52 Weeks)          (52 Weeks)

        NET SALES                         $2,593,297          $1,894,139

        COST OF SALES                      1,638,401           1,353,937

          Gross profit on sales              954,896             540,202

        OPERATING EXPENSES

         Sales and delivery                   18,831              19,012
         General and administrative          384,775             273,971

          Total operating expenses           403,606             292,983

            Operating income                 551,290             247,219


        OTHER INCOME                         137,445             109,022

          Net income before taxes            688,735             356,241

        FEDERAL AND STATE
         INCOME TAXES                        285,425             134,575

             Net income                   $_________          $_________


        EARNINGS PER SHARE OF
         COMMON STOCK                      _________           _________

        Weighted average
         number of shares                  _________           _________






                     OPT-Sciences Corporation and Subsidiary
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      October 26, 1996 and October 28, 1995



                                                    Reserve for
                                                   net unrealized
                                                     gains or
                                                    losses on
                       Common   Paid -In  Retained    equity   Treasury  Stock
                        Stock   Capital   Earnings  securities  Cost     Shares


  Balance - October
   29, 1994           250,000   272,695  2,856,663   ( 5,453)  (185,405) 223,236

  Net income for
   the fiscal year
   ended October 28,
   1995                                    221,666    20,041

  Acquisition of
   common stock                                                (    420)     280

  Balance - October
   28, 1995           250,000   272,695  3,078,329    14,588   (185,825) 223,516

  Net income for
   the fiscal year
   ended October 26,
   1996                                    403,310     5,863

  Correction of number
   of treasury stock
   shares (per confirm)                                                   (   6)

  Acquisition of
   common stock                                                (    563)     375

  Balance - October
   26, 1996          $_______  $_______ $_________  $ ______  $(_______) _______










                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Fiscal Year Ended
                                          October 26,         October 28,
                                             1996                1995
                                           (52 Weeks)          (52 Weeks)
        Cash flows from
         operating activities

        Net earnings                         $403,310           $221,666
        Adjustments to reconcile
         net earnings to net cash
         provided by operating activities:

          Depreciation and
           Amortization                        37,995             38,212

          (Gain) on sale of
           securities                      (    2,657)        (    1,762)

          Decrease (increase) in
           Accounts receivable             (  177,787)            83,632
           Inventories                     (   52,367)         (  12,844)
           Prepaid expenses                (      750)             4,883

          (Decrease) increase in
           Accounts payable                (    6,801)            27,766
           Accrued income taxes               101,508          (   9,814)
           Other current liabilities           93,837             31,341

        Net cash provided by
         operating activities                 396,288            383,080

        Cash flows from
         investment activities:

         Additions to property
          and equipment                    (   88,934)        (   25,168)
         Purchases of available for
          sale securities                  (  387,780)        (   36,853)
         Proceeds from sales
          of securities                         9,966             34,355

            Net cash used by
             investing activities          (  466,748)        (   27,686)







                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Fiscal Year Ended
                                          October 26,         October 28,
                                              1996                1995
                                           (52 Weeks)          (52 Weeks)

        Cash flows from
         financing activities:

         Purchases of treasury stock      (      563)         (      420)

             Net cash used in
              financing activities        (      563)         (      420)

         (Decrease) increase in cash      (   71,023)            354,974

        Cash and cash equivalents
          at beginning of year             2,628,274           2,273,300

        Cash and cash equivalents
         at end of year                   $_________          $_________


        Supplemental disclosures of
         cash flow information

         Cash paid (received)
          during the year for:

          Interest paid                    $________          $_________

          Income taxes paid                $________          $_________







                     OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      October 26, 1996 and October 28, 1995



        NOTE 1 -  Summary of Significant Accounting Policies

                  Principles of consolidation

                  The consolidated financial statements include the accounts of OPT-Sciences Corporation and its wholly owned subsidiary. All significant intercompany ac-counts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's classifications.

                  Cash and Cash Equivalents

                  The Company considers certificates of deposit and debt securities purchased with a maturity of three months or less to be cash equivalents.

                  Line of Business and Credit Concentration

                  The Company, through its wholly owned subsidiary, is engaged in grinding, polishing, coating and painting of optical glass for the custom fabrication of precision optical components for aircraft instruments. The Company grants credit to companies within the aerospace industry.

                  Accounts Receivable

                  Bad debts are charged to operations in the year in which the account is determined to be uncollectible. If the allowance method for uncollectible accounts were used it would not have a material effect on the finan-cial statements

                  Inventories

                  Raw materials are stated at the lower of average cost or market. Work in process and finished goods are stated at accumulated cost of raw material, labor and overhead, or market, whichever is lower. Market is net realizable value.

                  Marketable Securities

                  Marketable securities consist of debt and equity secu-rities and mutual funds. Equity securities include both common and preferred stock.






                          OPT-Sciences Corporation and Subsidiary
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           October 26, 1996 and October 28, 1995



                  The Company's investment securities are classified as "available-for-sale". Accordingly, unrealized gains and losses and the related deferred income tax effects when material, are excluded from earnings and reported in a separate component of stockholders' equity. Realized gains or losses are computed based on specific identification of the securities sold.


                  Property and Equipment

                  Property and equipment are comprised of land, building and improvements, machinery and equipment, small tools, furniture and fixtures, office equipment and automo-biles. These assets are recorded at cost.

                  Depreciation for financial statement purposes is calcu-lated over estimated useful lives of three to twenty-five years, using the straight-line method.

                  Maintenance and repairs are charged to expense as incurred.

                  Income Taxes

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                  Earnings per Common Share

                  Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.







                          OPT-Sciences Corporation and Subsidiary
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           October 26, 1996 and October 28, 1995

        NOTE 2 -  Inventories

                  Inventories consisted of the following:

                                                October 26,   October 28,
                                                    1996          1995

                   Finished Goods                $ 47,760       $ 34,450
                   Raw materials and
                    supplies                       32,506         32,058
                   Work in process                139,340        100,731

                                                 $_______       $_______

        NOTE 3 - Marketable Securities

                  Marketable securities consisted of the following at October 26, 1996 and October 28, 1995.

                                                   1996          1995

                     Common stock               $  4,088      $  4,013
                     Preferred stock             218,837       154,976
                     Corporate bonds              31,232         7,472
                     Equity mutual funds             -0-         8,168
                     Unit investment trusts       11,586           -0-
                     U.S. treasury bills         295,219           -0-

                                                $_______      $_______


                  The following is an analysis of marketable securities available for sale at October 26, 1996 and October 28, 1995.

                                                  1996           1995

                     Amortized cost basis      $540,511       $160,041
                     Gross unrealized gains      20,451         14,588
                     Gross unrealized losses        -0-            -0-

                                               $_______       $_______


                  Sales of securities available for sale during the years ended October 26, 1996 and October 28, 1995 were as follows:
                                                 1996            1995

                     Proceeds from sales       $ 9,966         $34,335

                     Gross realized gains      $ 2,657         $ 1,762






                          OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           October 26, 1996 and October 28, 1995



        NOTE 4 -  Income Taxes

                  The provision for income taxes based on earnings re-ported in the financial statements is as follows:

                  Current Tax Expense             October 26, October 28,
                                                     1996        1995

                   Federal                        $220,860      $104,084
                   State                            64,565        30,491

                     Total                        $_______      $_______


                  For the years ended October 26, 1996 and October 28, 1995, there was no provision for deferred taxes. The company has no deferred tax liabilities and the de-ferred tax assets of the tax effect of a capital loss carryforward in the amount of $68,488. A valuation allowance was established for the capital loss since the Company does not believe that it is more likely than not that it will generate sufficient capital gains within the appropriate time period to offset those capital losses.


        NOTE 5 -  Major Customers

                  Two customers accounted for approximately $800,200 and $694,200 of net sales during the year ended October 26, 1996 and approximately $681,500 and $468,700 of net sales during the year ended October 28, 1995. The amount due from these customers, included in trade accounts receivable, was approximately $326,500 for the year ended October 26, 1996 and $141,000 for the year ended October 28, 1995.


        NOTE 6 -  Concentration of Credit Risk of Financial instruments

                  The Company has various demand and time deposits with three financial institutions where the amount of the deposits exceed the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the depos-its failed completely to perform according to the terms of the deposit was $2,018,724 at October 26, 1996 and $2,069,132 at October 28, 1995.