Form 10QSB
period 1997-02-01
OPT SCIENCES CORP
filed 1997-03-26
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB

                Quarterly report under to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                 For the quarterly period ended February 1, 1997

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

                        Yes   X            No__________


        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                      Class               Outstanding at February 1, 1997
        Common Stock, par value $0.25              775,615 shares












                                     INDEX




        PART I     FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated Balance Sheets - February 1,
                   1997 and October 26, 1996                    3 - 4

                   Consolidated Statements of Income -
                   fourteen weeks ended February 1, 1997 and
                   fourteen weeks ended February 3, 1996          5

                   Consolidated Statements of Cash Flows -
                   fourteen weeks ended February 1, 1997 and
                   fourteen weeks ended February 3, 1996        6 - 7

                   Notes to Consolidated Financial Statements     8

        Item 2.    Management's Discussion and Analysis or Plan
                   of Operation                                   9


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






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                            February 1,     October 26,
                                               1997            1996


        CURRENT ASSETS

         Cash and cash equivalents         $2,604,834       $2,557,251
         Trade accounts receivable            468,356          480,178
         Inventories                          247,360          219,606
         Prepaid expenses                      19,886           25,938
         Marketable securities                417,313          560,962

            Total current assets            3,757,749        3,843,935


        PROPERTY AND EQUIPMENT

         Land                                 114,006          114,006
         Building and improvements            324,044          304,044
         Machinery and equipment              594,783          594,783
         Small tools                           53,580           53,580
         Furniture and fixtures                 8,048            8,048
         Office equipment                      35,615           35,615
         Automobile                            42,336           30,315

            Total property and
             equipment                      1,172,412        1,140,391

            Less accumulated depreciation     742,814          747,340

               Net property and
                equipment                     429,598          393,051

                 Total assets              $_________       $_________






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             February 1,     October 26,
                                                1997            1996

        CURRENT LIABILITIES

         Accounts payable - trade           $  47,775        $  43,760
         Accrued income taxes                  73,988          151,050
         Other current liabilities            135,500          203,779

            Total current liabilities         257,263          398,589


        STOCKHOLDERS' EQUITY

         Common capital stock - par value
          $.025 per share - authorized
          and issued 1,000,000 shares         250,000          250,000
         Additional paid in capital           272,695          272,695
         Retained earnings                  3,570,471        3,481,639
         Net unrealized gains on
          marketable securities                24,056           20,451
         Less treasury stock at cost -
          223,516 shares                   (  187,138)      (  186,388)

            Total stockholders' equity      3,930,084        3,838,397

                Total liabilities and
                 stockholders' equity      $_________       $_________








                         OPT-Sciences Corporation and Subsidiary
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                                             Fourteen       Fourteen
                                           Weeks Ended     Weeks Ended
                                            February 1,     February 3,
                                               1997            1996



        NET SALES                            $663,772         $491,341

        COST OF SALES                         480,185          335,005

          Gross profit
           on sales                           183,587          156,336


        OPERATING EXPENSES
         Sales & delivery                       3,355            4,405
         General and administrative            70,437           72,924

         Total operating expenses              73,792           77,329

         Operating income (loss)              109,795           79,007
        OTHER INCOME                           38,037           34,384

         Net income before taxes              147,832          113,391

        FEDERAL AND STATE INCOME TAXES         59,000           45,300
            Net income                         88,832           68,091


        RETAINED EARNINGS -
        beginning of period                 3,481,639        3,078,329

        RETAINED EARNINGS -
        end of period                      $_________       $_________

        EARNINGS PER SHARE OF
         COMMON STOCK                       _________        _________

        Average shares of
         stock outstanding                    775,703          776,464






                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Fourteen       Fourteen
                                           Weeks Ended     Weeks Ended
                                            February 1,     February 3,
                                               1997            1996

        CASH FLOWS FROM OPERATING
         ACTIVITIES

         Net income                             $88,832        $68,091

         Adjustments to reconcile net
          income to net cash provided
          by operating activities

           Depreciation and
            amortization                         11,395         10,282

           Gain on sale of
            securities                        (   2,746)          -0-
           Decrease (increase) in
            Accounts receivable                  11,822         77,423
            Inventories                       (  27,754)     (  15,994)
            Prepaid expenses                      6,052          6,597

           (Decrease) increase in
            Accounts payable                      4,015      (  21,661)
            Accrued income taxes              (  77,062)     (  19,700)
            Other current liabilities         (  68,279)     (  24,448)

               Net cash (used) provided
                by operating activities       (  53,725)        80,590


        CASH FLOWS FROM INVESTING
         ACTIVITIES

         Additions to property and
          equipment                           (  47,942)     (   7,950)
         Purchases of securities              (  50,000)           -0-
         Sale of securities                     200,000            -0-

               Net cash provided (used)
                 in investing activities        102,058      (   7,950)








                       OPT-Sciences Corporation and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Fourteen       Fourteen
                                           Weeks Ended     Weeks Ended
                                            February 1,     February 3,
                                               1997            1996


        CASH FLOW FROM
         FINANCING ACTIVITIES:

         Purchases of treasury stock        $(      750)   $(      488)

              Net cash (used) in
               financing activities          (      750)    (      488)


         Increase in cash                        47,583         72,152

        Cash and cash equivalents
         at beginning of year                 2,557,251      2,628,274

        Cash and cash equivalents
         at end of year                      $_________     $_________


        SUPPLEMENTAL DISCLOSURES OF
         CASH FLOWS INFORMATION:

          Interest paid                      $_________     $_________

          Income taxes paid                  $_________     $_________






                       OPT-Sciences Corporation and Subsidiary
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



        1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of February 1, 1997 and October 26, 1996, and the results of operations for the fourteen weeks ended February 1, 1997 and the fourteen weeks ended February 3, 1996 and cash flows for the respective periods then ended.

        2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.







                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




             FINANCIAL CONDITION


             Cash and cash equivalents--OPT Sciences Corporation's cash balances increased during the first quarter of the year from $2,557,251 to $2,604,834. Profits generated, coupled with a decrease in accounts receivable more than offset decreases in current obligations. There are no material obligations in existence which would be anticipated to cause any sub-stantial decrease in the cash balances from other than the Company's future operations.


             RESULTS OF OPERATIONS

             Sales revenues have increased by about 35% from the level of the first quarter of the prior year which continues the growth trend of the prior year. Gross profits increased by about 17% from those of the prior year due to increase in volume the product mix. Earnings from investments are higher due to higher invested balances than at the same time last year.








                                      SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant this report to be signed on its behalf by the under-signed, thereunto duly authorized.


                                          OPT-SCIENCE CORPORATION
                                          Registrant




        Date                              Anderson McCabe, President





        Date                              Harvey Habeck,
                                          Chief Accountant