Form 10QSB/A
period 1997-05-03
OPT SCIENCES CORP
filed 1997-07-03
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB

                Quarterly report under to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For the quarterly period ended May 3, 1997

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


                      Class              Outstanding at May 3, 1997
        Common Stock, par value $0.25              775,615 shares












                                     INDEX




        PART I     FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated Balance Sheets May 3,
                   1997 and October 26, 1996                    3 - 4

                   Consolidated Statements of Income -
                   thirteen weeks ended May 3, 1997
                   and twelve weeks April 27, 1996
                   and twenty-seven weeks ended May 3,
                   1997 and twenty-six weeks ended
                   April 27, 1996                                 5

                   Consolidated Statements of Cash Flows -
                   twenty-seven weeks ended May 3, 1997
                   and twenty-six weeks ended April 27,
                   1996                                          6 - 7

                   Notes to Consolidated Financial Statements     8

        Item 2.    Management's Discussion and Analysis or Plan
                   of Operation                                   9


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






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                              May 3,      October 26,
                                               1997           1996


        CURRENT ASSETS

         Cash and cash equivalents         $2,541,142       $2,557,251
         Trade accounts receivable            605,180          480,178
         Inventories - at lower of cost
          or market                           276,000          219,606
         Prepaid income taxes                  32,680              -0-
         Prepaid expenses                      12,362           25,938
         Marketable securities                352,577          560,962

            Total current assets            3,819,941        3,843,935


        PROPERTY AND EQUIPMENT

         Land                                 114,006          114,006
         Building and improvements            324,044          304,044
         Machinery and equipment              594,783          594,783
         Small tools                           53,580           53,580
         Furniture and fixtures                 8,048            8,048
         Office equipment                      35,615           35,615
         Automobile                            42,336           30,315

            Total property and
             equipment                      1,172,412        1,140,391

            Less accumulated depreciation     754,209          747,340

               Net property and
                equipment                     418,203          393,051

                 Total assets              $_________       $_________






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               May 3,       October 26,
                                                1997            1996

        CURRENT LIABILITIES

         Accounts payable - trade             $85,911          $43,760
         Accrued income taxes                     -0-          151,050
         Other current liabilities            153,329          203,779

            Total current liabilities         239,240          398,589


        STOCKHOLDERS' EQUITY

         Common capital stock - par value
          $.025 per share - authorized
          and issued 1,000,000 shares         250,000          250,000
         Additional paid in capital           272,695          272,695
         Retained earnings                  3,647,239        3,481,639
         Net unrealized gains on
          equity securities                    16,108           20,451
         Less treasury stock at cost -
          224,385 shares and 223,885
          shares respectively              (  187,138)      (  186,388)

            Total stockholders' equity      3,998,904        3,838,397

                Total liabilities and
                 stockholders' equity      $_________       $_________








                     OPT-Sciences Corporation and Subsidiary
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                            Thirteen      Twelve   Twenty-Seven   Twenty-Six
                           Weeks Ended  Weeks Ended Weeks ended  Weeks ended
                             May 3,      April 27,     May 3,      April 27,
                               1997         1996        1997         1996


        NET SALES            $771,212     $636,760  $1,434,984   $1,128,101

        COST OF SALES         592,100      454,404   1,072,285      789,409

          Gross profit
           on sales           179,112      182,356     362,699      338,692


        OPERATING EXPENSES
         Sales & delivery       9,257        4,283      12,612        8,688
         General and
          administrative       82,490       60,052     152,927      132,976

         Total operating
          expenses             91,747       64,335     165,539      141,664

         Operating income      87,365      118,021     197,160      197,028

        OTHER INCOME           40,503       35,623      78,540       70,007

          Net income
           before taxes       127,868      153,644     275,700      267,035

        FEDERAL AND STATE
         INCOME TAXES          51,100       61,350     110,100      106,650

          Net income           76,768       92,294     165,600      160,385


        RETAINED EARNINGS -
        beginning of period 3,570,471    3,146,420   3,481,639    3,078,329

        RETAINED EARNINGS -
        end of period      $_________   $_________  $_________   $_________

        EARNINGS PER
         SHARE OF
         COMMON STOCK             .10          .12         .21          .21

        Average shares of
         stock outstanding    775,615      776,131     775,660      776,310







                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Twenty-seven    Twenty-six
                                              Weeks Ended    Weeks Ended
                                                 May 3,       April 27,
                                                  1997           1996

        CASH FLOWS FROM OPERATIONS

         Net income                            $165,600       $160,385

         Adjustments to reconcile net
          income to net cash provided
          by operating activities

           Depreciation and
            amortization                         22,790         17,306

           Loss (gain) on sale of
            securities                         (  8,043)      (  2,656)
           Decrease (increase) in
            Accounts receivable                (125,002)      ( 82,005)
            Inventories                        ( 56,394)      ( 34,362)
            Prepaid expenses                   ( 19,104)         8,783

           (Decrease) increase in
            Accounts payable                     42,151       ( 15,667)
            Accrued income taxes               (151,050)         4,911
            Other current liabilities          ( 50,450)      ( 13,215)

             Net cash provided by
              operating activities             (179,502)        43,480

        CASH FLOWS FROM INVESTING
         ACTIVITIES

         Additions to property and
          equipment                            ( 47,942)      (  7,950)
         Purchases of  securities              (112,500)      ( 10,061)
         Sale of securities                     324,585          9,966

             Net cash used in
              investing activities              164,143       (  8,045)







                         OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Twenty-seven    Twenty-six
                                              Weeks Ended    Weeks Ended
                                                 May 3,       April 27,
                                                  1997           1996


        CASH FLOW FROM
         FINANCING ACTIVITIES:

         Purchases of treasury stock        $(      750)   $(      563)

            Net cash used in
             financing activities            (      750)    (      563)

        (Decrease) increase in cash          (   16,109)        34,872

        Cash and cash equivalents
         at beginning of period               2,557,251      2,628,274

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


        SUPPLEMENTAL DISCLOSURES:

         Interest paid                       $_________      $________

         Income taxes paid                   $_________      $________







                       OPT-Sciences Corporation and Subsidiary
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



        1. In the opinion of management, the accompanying unaudited con-solidated financial statements contain all adjustments neces-sary to present fairly OPT-Sciences Corporation's financial position as of May 3, 1997 and October 26, 1996, and the re-sults of operations for the twenty-seven weeks ended May 3, 1997 and for the twenty-six weeks ended April 27, 1996 and cash flows for the respective periods then ended.

        2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.







                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




             FINANCIAL CONDITION


             Cash and cash equivalents--OPT Sciences Corporation's cash balances decreased during the first six months of the year from $2,557,251 to $2,541,142. Profits generated could not offset increases in accounts receivable and inventory and required payments of income taxes due. There are no mate-rial obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


             RESULTS OF OPERATIONS

             Sales revenues have increased by 27.2% from the level of the first six months of the prior year. The Company was able to produce the additional volume by increasing the labor force. This increased labor factor increased the cost of production and resulted in a lower GP%. The additional staff should allow the Company to achieve better efficiencies in the future. Earnings from investments are higher due to higher investment returns than at the same time last year.









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