Form 10QSB
period 1997-08-02
OPT SCIENCES CORP
filed 1997-10-01
CIK 74688

June 19, 1995




        To the Board of Directors
        Columbia Vending Services, Inc.
        Baltimore, MD


        This letter is to confirm our understanding of the terms and objectives of our engagement and the nature and limitations of the services we will provide.

        We will perform the following services:

        1. We will compile, from information you provide, the annual balance sheets and the related statements of income and retained earnings, and cash flows of Columbia Vending Services, Inc., Inc. for the year 1995 and each year there-after. We will not audit or review such financial state-ments. Our report on the annual statements of Columbia Vending Services, Inc., Inc. is presently expected to read as follows:

                  We have compiled the accompanying balance sheet of Columbia Vending Services, Inc., Inc. as of December 31, 1995 and 1994 and the related statements of income and retained earnings and cash flows for the years then ended, and the accompanying supplementary information, which are presented only for supplementary analysis purposes, in accordance with standards established by the American Institute of Certified Public Accountants.

                  A compilation is limited to presenting in the form of financial statements and supplementary schedules infor-mation that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary schedules and, accord-ingly, do not express an opinion or any other form of assurance on them.















        Columbia Vending Services, Inc., Inc.
        June 19, 1995
        Page





             If, for any reason, we are unable to complete the compila-tion of your financial statements, we will not issue a report on such statements as a result of this engagement.

        2. We will assist your bookkeeper in adjusting the books of accounts so she will be able to prepare a working trial balance from which financial statements can be compiled. Your bookkeeper will provide us with a detailed trial bal-ance and any supporting schedules we require.

        3. We will also prepare the federal, state and city income tax returns for Columbia Vending Services, Inc., Inc. for the fiscal year ended December 31, 1995 and thereafter.

        4. We will also prepare the shareholder's individual tax re-turns.

        Our engagement cannot be relied upon to disclose errors, irregu-larities, or illegal acts, including fraud or defalcations, that may exist.

        We shall be pleased to discuss this letter with you at any time.

        If the foregoing is in accordance with your understanding, please sign the copy of this letter in the space provided and return it to us.

        Sincerely,

        MAX S. MAYER & CO., P.C.



        __________________________
        Bruce W. Shanzer, C.P.A.

        Acknowledged:
        Columbia Vending Services, Inc.


        __________________________________


        __________________________________
        Date

        BWS/jlf