Form 10QSB/A
period 1997-08-02
OPT SCIENCES CORP
filed 1997-11-19
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB

                Quarterly report under to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                  For the quarterly period ended August 2, 1997

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


                      Class            Outstanding at August 2, 1997
        Common Stock, par value $0.25              775,585 shares













                                     INDEX




        PART I     FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated Balance Sheets - August 2,
                   1997 and October 26, 1996                     3 - 4

                   Consolidated Statements of Income -
                   thirteen weeks ended August 2, 1997
                   and July 27, 1996 and forty weeks
                   ended  August  2, 1997 and thirty-nine
                   weeks ended July 27, 1996                       5

                   Consolidated Statements of Cash Flows -
                   forty weeks ended August 2, 1997 and
                   thirty-nine weeks ended July 27, 1996         6 - 7

                   Notes to Consolidated Financial Statements      8

        Item 2.    Management's Discussion and Analysis or Plan
                   of Operation                                    9


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






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             August 2,     October 26,
                                               1997           1996


        CURRENT ASSETS

         Cash and cash equivalents         $2,639,266       $2,557,251
         Trade accounts receivable            782,909          480,178
         Inventories - at lower of cost
          or market                           235,353          219,606
         Prepaid expenses                       8,505           25,938
         Marketable securities                377,009          560,962

            Total current assets            4,043,042        3,843,935



        PROPERTY AND EQUIPMENT

         Land                                 114,006          114,006
         Building and improvements            335,845          304,044
         Machinery and equipment              598,609          594,783
         Small tools                           53,580           53,580
         Furniture and fixtures                 8,048            8,048
         Office equipment                      40,990           35,615
         Automobile                            42,336           30,315

            Total property and
             equipment                      1,193,414        1,140,391

            Less accumulated depreciation     765,604          747,340

               Net property and
                equipment                     427,810          393,051

                 Total assets              $_________       $_________






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             August 2,     October 26,
                                                1997            1996

        CURRENT LIABILITIES

         Accounts payable - trade             $40,541          $43,760
         Accrued income taxes                  49,980          151,050
         Other current liabilities            134,567          203,779

            Total current liabilities         225,088          398,589


        STOCKHOLDERS' EQUITY

         Common capital stock - par value
          $.025 per share - authorized
          and issued 1,000,000 shares         250,000          250,000
         Additional paid in capital           272,695          272,695
         Retained earnings                  3,878,843        3,481,639
         Net unrealized gains on
          equity securities                    31,444           20,451
         Less treasury stock at cost -
          224,415 shares and 223,885
          shares respectively              (  187,218)      (  186,388)

            Total stockholders' equity      4,245,764        3,838,397

                Total liabilities and
                 stockholders' equity      $_________       $_________








                     OPT-Sciences Corporation and Subsidiary
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                            Thirteen     Thirteen     Forty      Thirty-Nine
                           Weeks Ended  Weeks Ended Weeks ended  Weeks ended
                            August 2,     July 27,   August 2,     July 27,
                               1997         1996        1997         1996


        NET SALES          $1,046,344     $778,084  $2,481,328   $1,906,185

        COST OF SALES         627,572      454,182   1,699,857    1,243,591

          Gross profit
           on sales           418,772      323,902     781,471      662,902


        OPERATING EXPENSES
         Sales & delivery       3,371        5,997      15,983       14,685
         General and
          administrative       65,135       62,431     218,062      195,407

         Total operating
          expenses             68,506       68,428     234,045      210,092

         Operating income     350,266      255,474     547,426      452,502

        OTHER INCOME           35,338       32,245     113,878      102,245

          Net income
           before taxes       385,604      287,719     661,304      554,754

        FEDERAL AND STATE
         INCOME TAXES         154,000      131,850     264,100      238,500

          Net income          231,604      155,869     397,204      316,254


        RETAINED EARNINGS -
        beginning of period 3,647,239    3,238,714   3,481,639    3,078,329

        RETAINED EARNINGS -
        end of period      $_________   $_________  $_________   $_________

        EARNINGS (loss)
         PER SHARE OF
         COMMON STOCK             .30          .20         .51          .41

        Average shares of
         stock outstanding    775,592      776,109     775,638      776,243







                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Forty       Thirty-nine
                                              Weeks Ended    Weeks Ended
                                               July   ,        July 27,
                                                  1997           1996

        CASH FLOWS FROM OPERATIONS

         Net income                            $397,204       $316,254

         Adjustments to reconcile net
          income to net cash provided
          by operating activities

          Depreciation and
           amortization                          34,185         18,629

          (Gain) on sale of
           securities                          (  7,954)     (   2,656)
          Decrease (increase) in
           Accounts receivable                 (302,731)     ( 146,425)
           Inventories                         ( 15,747)     (  21,521)
           Prepaid expenses                      17,433         16,820

         (Decrease) increase in
           Accounts payable                    (  3,219)      ( 13,689)
           Accrued income taxes                (101,070)        88,091
           Other current liabilities           ( 69,212)     (   2,328)


             Net cash (used) provided by
              operating activities             ( 51,111)       253,175


        CASH FLOWS FROM INVESTING
         ACTIVITIES

         Additions to property and
          equipment                            ( 68,944)     (  57,951)
         Purchases of securities               (125,060)     (  28,811)
         Sale of securities                     327,960          9,966

             Net cash provided (used)
              by investing activities           133,956       ( 76,796)







                         OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Forty       Thirty-nine
                                              Weeks Ended    Weeks Ended
                                               August 2,       July 27,
                                                  1997           1996


        CASH FLOWS FROM
         FINANCING ACTIVITIES:

         Purchases of treasury
          stock                              $(     830)   ($      563)

             Net cash used in
              financing activities            (     830)    (      563)

        Increase in cash                         82,015        175,816

        Cash and cash equivalents
         at beginning of period               2,557,251      2,628,274


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


        SUPPLEMENTAL DISCLOSURES:

         Interest paid                       $_________     $_________

         Income taxes paid                   $_________     $_________







                       OPT-Sciences Corporation and Subsidiary
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



        1. In the opinion of management, the accompanying unaudited con-solidated financial statements contain all adjustments neces-sary to present fairly OPT-Sciences Corporation's financial position as of August 2, 1997 and October 26, 1996, and the re-sults of operations for the forty weeks ended August 2, 1997 and the thirty-nine weeks ended July 27, 1996 and cash flows for the respective periods then ended.

        2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.







                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




             FINANCIAL CONDITION


             Cash and cash equivalents--OPT Sciences Corporation's cash balances increased during the first nine months of the year from $2,557,251 to $2,639,266. Profits generated more than offset increases in accounts receivable and inventory and required payments of income taxes due. There are no materi-al obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


             RESULTS OF OPERATIONS

             Sales revenues have increased by 30.1% from the level of the first nine months of the prior year. The Company was able to produce the additional volume by increasing the labor force. This increased labor force increased the cost of production and resulted in lower gross profit percent than the prior year. The additional staff should allow the Company to achieve better efficiencies in the future and handle higher volume. This was especially evident in the 3rd quarter. Earnings from investments are higher due to higher investment returns than at the same time last year.















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