Form 10KSB
period 1997-11-01
OPT SCIENCES CORP
filed 1998-02-10
CIK 74688

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549
                            FORM lO-KSB
	(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 1997

[ ]     TRANSITION REPORT UNDERSECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File No. 0-1455

                       OPT-SCIENCES CORPORATION
         (Name of small business issuer in its charter)

        NEW JERSEY                             21-0681502
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

Post Office Box 221, 1912 Bannard Street, Riverton, New Jersey 08077
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including Area Code: (609)829-2800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

             Common Stock, $.25 par value per share
                        (Title of Class)

	Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 9O days.

                     YES   X              NO

	Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB  (X)


	State issuer's revenues for its most recent fiscal year: $3,770,000.

The aggregate market value of the 243,139 common shares held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such equity as of December 30, 1997, was approximately $1,277,000.




(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 776,115 shares of Common Stock as of December 31, 1997.

Documents Incorporated by Reference


	Notice of the 1998 Annual Meeting of Shareholders to be held in March, 1998 and related Information Statement which are to be filed are incorporated by reference into Items 9 through 12 of Part
III.


	Transitional Small Business Disclosure Format

	Yes    No X


                        TABLE OF CONTENTS

          FORM lO-KSB ANNUAL REPORT -- FISCAL YEAR 1997
             OPT-SCIENCES CORPORATION AND SUBSIDIARY

                            PART I

                                                               PAGE
	Item  1.Description of Business . . . . . . . . . . . . .  4

	Item  2.Description of Property. . . . . . . . . . . . . . 5

	Item  3.Legal Proceedings  . . . . . . . . . . . . . . . . 5

	Item  4.Submission of Matters to a Vote of Security
	        Holders  . . . . . . . . . . . . . . . . . . . . . 5

                             PART II

	Item  5.Market for Common Equity and
	        Related Stockholder Matters . . . . . . . . .  . . 6

	Item  6.Management's Discussion and Analysis or Plan of
	        Operation. .  . . . . . . . . . . . . . . . . . . .6

	Item  7.Financial Statements  . . . . . . . . . . . . . . .7

	Item  8.Changes In and Disagreements with Accountants
	        on Accounting and Financial Disclosure . . . . . . 7



                            PART III

	Item  9.Directors, Executive Officers,Promotors and
		   Control Persons; Compliance with Section 16(a)
		   of the Exchange Act  . . . . . .  . . . . . . . .  7

	Item lO.Executive Compensation . . . . . .  . . . . . . .  7

	Item 11.Security Ownership of Certain Beneficial Owners
		   and Management . . . . . . . . . . . . . . . . .   7
	Item 12.Certain Relationships and Related Transactions .   7

                             PART IV

	Item 13.Exhibits and Reports on Form 8-K . . . . . . . .   7

	Signatures . . . . . . . . . . . . . . . . . . . . . . .   55
                             PART I

Item  1.	Description of Business

	OPT-Sciences Corporation (the "Company"), through its wholly-owned operating subsidiary, O&S Research, Inc., is engaged principally in the cutting, grinding, polishing, coating and painting of glass lenses and glass for flat panel displays utilized in the custom fabrication of components for aircraft instrument panels. Principal revenues and income are derived from this business with no other line of business accounting for 15% or more of revenues and income under applicable criteria. The Company sells its products throughout the United States, principally to prime contractors in the aerospace industry. The Company conducts its manufacturing operations at facilities in the Riverton, New Jersey area.

	The business is labor intensive. As of November 1, 1997, the Company and its operating subsidiary employed 48 persons, an increase of 6 from the preceding year. This number may increase further in Fiscal 1998. The demand for new commercial aircraft is very strong at the present time and this has led to aircraft manufacturers increasing orders for flat panel displays of the type which the Company manufactures, thus resulting in a build up in demand for the Company's products. Overall labor relations with the employees are satisfactory. None of its employees is represented by a labor union. The Company is subject to the federal minimum wage and hour laws and provides various routine employee benefits, such as life and health insurance. The Company does not maintain any qualified pension or profit sharing plan for its employees.

	There are many companies in the United States and overseas which compete against the Company in its manufacture and coating of glass lenses and glass for flat panel displays for aircraft. There are presently a number of competitors of the Company, which are as large as or larger than the Company and have greater financial resources than the Company. The principal methods of competition in this industry are price, product quality, delivery date controls, and other customer services. The Company's quality control inspection of all its products before shipment to customers has resulted in a high level of customer satisfaction. Especially important to the Company's business is its ability to manufacture optical thin film coatings for glass lenses and glass instruments used on cathode ray tubes (CRTs) and liquid crystal displays (LCDs). In addition, the Company has gained considerable visibility as an approved vendor to supply avionic display glass for many aerospace instrument manufacturers. Its glass lenses are used on all types of applications from handheld scanners to the avionic displays used on the space shuttle.

	The Company's products are sold domestically and abroad primarily by the Company's President and other management personnel. Three aerospace instrument manufacturers constituted approximately 80% of total sales in Fiscal 1997. New technology has reduced dependence on the Company's glass for electro-mechanical instruments, which is declining in significance as a Company product. The
 Company now   coats more glass for CRTs and LCDs which its customers are using in lieu of electro-mechanical lenses.

	Based on current projections, sales and earnings are expected to increase moderately in Fiscal 1998. The Company's development of new specialty coatings used on high performance CRTs and LCDs and its penetration into commercial flat panel display markets is expected to increase sales in Fiscal 1998.


	Foreign sales for Fiscal l997 constituted approximately 3% of sales. This represents a decline from 6% in the prior year. Management attributes the decline to the effect of a strong dollar and weaker economies in the foreign markets where the Company's products are sold. The Company does not expect significant changes in Fiscal 1998.

	The Company had a backlog of orders totalling $1,200,000 at the end of Fiscal l997. This represented a 33% increase from $900,000 at the end of Fiscal l996. Since the manufacturing cycle for the Company is generally less than one year, most of the backlog registered at the end of the fiscal year is expected to be completed during Fiscal 1998.

	The Company believes it is in substantial compliance with all federal, state and local regulations controlling the discharge of materials into the environment or otherwise protecting the environment. There has been no material effect on the Company's capital expenditures, earnings or competitive position
 due to compliance with such regulations.   The Company is subject to the
 Occupational Safety and Health Act and believes it is in substantial compliance with such Act and the regulations thereunder.

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

	Operations are conducted at the principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. This property is owned by the Company's operating subsidiary in fee simple, and the property is not encumbered by any lien or mortgage. The facility is constructed of cinderblock and masonry construction appropriate to its size and use and contains approximately ll,OOO square feet of manufacturing space. The Company's operating subsidiary also owns and utilizes a building containing 5,000 square feet of warehouse and 3,000 square feet of manufacturing space on premises adjacent to the main manufacturing facility.

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

Fiscal 1996                  Bid           Asked
     First Quarter		$2.75 - 2.75	$3.75 - 3.75
	Second Quarter		 2.75 - 3.50	 3.50 - 5.00
	Third Quarter		 3.50 - 3.75	 5.00 - 5.75
	Fourth Quarter		 3.75 - 4.00	  --  -  --

Fiscal 1997                   Bid           Asked
	First Quarter		$4.00  		 $6.50
	Second Quarter		 4.25 - 4.75     8.25
	Third Quarter		 4.75 		  7.00
	Fourth Quarter		 4.75 	       7.00


	The Company had 1,023 shareholders of record of its Common Stock as of December 31, 1997.

Distributions

	No distribution was made to shareholders in l996 or 1997 and the Board of Directors has taken no action to provide for distributions during 1998.


Item 6.	Management's Discussion and Analysis or Plan of
		Operation.



LIQUIDITY AND CAPITAL RESOURCES.

	As a result of the Company's relatively strong cash position, the Company has sufficient liquidity to fund its contemplated capital and operating activities through Fiscal 1998. The Company also anticipates earnings in Fiscal 1998 which will further assure the Company's ability to meet its capital expenditure requirements.

                     RESULTS OF OPERATIONS.

                         Fiscal Year 1997

	Fiscal 1997 was a record year for the Company. Sales increased by almost 40% and net operating income increased by 73%, both higher than predicted last year. The increase was due in large part to a new NASA contract and an aircraft market that is continuing to expand. During Fiscal 1997 the Company started deliveries on a contract for supplying anti-glare faceplates for the space shuttle avionics upgrade program. In addition, the Company continues to be the lead supplier for the anti-glare panels for the flat panel displays on the Boeing 777, 737-700/800 and the new 717. Both programs made a significant contribution towards the Company's increased sales last year. Other sources of income remained comparable to Fiscal 1996.

	The Company continued to expand its manufacturing facilities last year and expects to continue doing so in Fiscal 1998. A new thinfilm coating unit was put on order and is expected to be online by the middle of the second quarter in Fiscal 1998. The Company also plans to install additional CNC machining centers to provide greater productivity and flexibility in manufacturing of the glass products offered by the Company. These steps, along with other planned equipment acquisitions this year, will provide the Company with a more competitive position by reducing leadtimes and manufacturing costs.


                   Fiscal Years 1996 and 1995

	Fiscal 1996 ended with net sales increasing by 36% from fiscal year 1995 and profits increased by 120% as a result of increased volumes of profitable business utilizing existing production capacity. Other sources of income remained comparable to 1995.

     Fiscal 1995 ended with net sales increasing significantly from the prior year, the first two quarters of which suffered from a weak market, strong price competition, depressed prices and reduced profit margins for many of the Company's products.

	There were no significant changes in machinery, material and depreciation accounts during Fiscal 1995 and 1996, other than certain improvements to the operating facilities in Fiscal Year 1996.


INFLATION

	During the three year period that ended on November 1, 1997, inflation did not have a material effect on the Company's operating results.

Item 7.	Financial Statements

	The Consolidated Financial Statements, the notes thereto, and the report thereon by Mayer, Shanzer & Mayer, P.C. dated January 6, 1998, are filed as part of this report below under Item 13.


Item 8.	Changes in and Disagreements With Accountants onAccounting and
 Financial Disclosure

		Not applicable.


PART III

	The information required by Part III (Items 9, 10, 11 and 12) are incorporated by reference from the Company's definitive Information Statement to be filed in accordance with 240.14c-101, Schedule 14C.

                             PART IV


Item 13.	Exhibits and Reports on Form 8-KSB

		(a)	Financial Statements, Schedules and Exhibits

			1.	Financial Statements and Schedules

				See Index to Consolidated Financial Statements and
 Schedules on page 10.




			2.	Exhibits:

				3.	Articles of Incorporation and By-Laws -
					See page 22 below

				21.	List of Subsidiaries -
					See page 54 below














                               TABLE OF CONTENTS





        Independent Auditor's Report                         11

        Consolidated Balance Sheets                        12 - 13

        Consolidated Statements of Earnings                  14

        Consolidated Statements of Stockholders'
         Equity                                              15

        Consolidated Statements of Cash Flows              16 - 17

        Notes to Consolidated Financial Statements         18 - 21



















                          INDEPENDENT AUDITOR'S REPORT


        To Stockholders and Board of Directors
        OPT-Sciences Corporation

        We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of November 1, 1997 and October 26, 1996 and the related consolidated statements of earnings and stockholders' equity and cash flows for each of the fiscal years in the two year period ended November 1, 1997 (52 weeks). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opin-ion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated finan-cial position of OPT-Sciences Corporation and Subsidiary as of November 1, 1997 and October 26, 1996, and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended November 1, 1997 in conformity with generally accepted accounting principles.




        MAYER, SHANZER & MAYER, P.C.

        A Professional Corporation

        January 6, 1998







                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                              November 1,     October 26,
                                                 1997            1996
        CURRENT ASSETS

         Cash and cash equivalents            $2,981,027      $2,557,251
         Trade accounts receivable-net           903,496         480,178
         Inventories                             322,707         219,606
         Prepaid expenses                         28,992          25,938
         Marketable securities                   375,489         560,962

            Total current assets               4,611,711       3,843,935


        PROPERTY AND EQUIPMENT

         Land                                    114,006         114,006
         Building and improvements               335,845         304,044
         Machinery and equipment                 598,607         594,783
         Small tools                              53,580          53,580
         Furniture and fixtures                    8,048           8,048
         Office equipment                         40,990          35,615
         Automobiles                              42,336          30,315

          Total property and
           equipment                           1,193,412       1,140,391

           Less accumulated depreciation         775,441         747,340

              Net property and
               equipment                         417,971         393,051


               Total assets                   $5,029,682      $4,236,986







                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              November 1,     October 26,
                                                  1997            1996

        CURRENT LIABILITIES

         Accounts payable - trade             $   76,267      $   43,760
         Accrued income taxes                    146,210         151,050
         Other current liabilities               283,211         203,779

           Total current liabilities             505,688         398,589


        STOCKHOLDERS' EQUITY

         Common capital stock - par value
          $0.25 per share - authorized
          and issued 1,000,000 shares            250,000         250,000
         Additional paid in capital              272,695         272,695
         Retained earnings                     4,155,972       3,481,639
         Net unrealized gains
          on marketable securities                32,545          20,451
         Less treasury stock at cost -
          224,415 and 223,885 shares,
          respectively                        (  187,218)     (  186,388)

           Total stockholders' equity          4,523,994       3,838,397

             Total liabilities and
              stockholders' equity            $5,029,682      $4,236,986






                     OPT-Sciences Corporation and Subsidiary
                       CONSOLIDATED STATEMENTS OF EARNINGS



                                                Fiscal Year Ended
                                          November 1,         October 26,
                                             1997                1996
                                          (52 Weeks)          (52 Weeks)

        NET SALES                         $3,618,299          $2,593,297

        COST OF SALES                      2,195,422           1,638,401

          Gross profit on sales            1,422,877             954,896

        OPERATING EXPENSES

         Sales and delivery                   25,574              18,831
         General and administrative          443,427             384,775

          Total operating expenses           469,001             403,606

            Operating income                 953,876             551,290


        OTHER INCOME                         152,127             137,445

          Net income before taxes          1,106,003             688,735

        FEDERAL AND STATE
         INCOME TAXES                        431,670             285,425

             Net income                   $  674,333          $  403,310


        EARNINGS PER SHARE OF
         COMMON STOCK                            .87                 .52

        Weighted average
         number of shares                    775,625             776,215





                     OPT-Sciences Corporation and Subsidiary
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      November 1, 1997 and October 26, 1996



                                                  Reserve for
                                                 net unrealized
                                                   gains or
                                                  losses on
                     Common   Paid -In  Retained    equity   Treasury  Stock
                      Stock   Capital   Earnings  securities  Cost     Shares

Balance - October
 28, 1995           250,000  272,695  3,078,329    14,588   (185,825)  223,516

Net income for
  the fiscal year
  ended October 26,
  1996                                   403,310     5,863

 Correction of number
  of treasury stock
  shares (per confirm)                                                   (   6)


 Purchase of
 treasury stock                                             (    563)     375

 Balance - October
 26, 1996           250,000  272,695  3,481,639    20,451   (186,388) 223,885

Net income for
 the fiscal year
 ended November 1,
 1997                                   674,333

Purchase of
 treasury stock                                    12,094   (    830)     530

Balance - November
 1, 1997           $250,000  $272,695 $4,155,972  $32,545  $(187,218) 224,415











                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Fiscal Year Ended
                                           November 1,        October 26,
                                              1997                1996
                                           (52 Weeks)          (52 Weeks)
        Cash flows from
         operating activities

        Net earnings                         $674,333           $403,310
        Adjustments to reconcile
         net earnings to net cash
         provided by operating activities:

          Depreciation and
           Amortization                        44,022             37,995

          (Gain) on sale of
           securities                      (    7,833)        (    2,657)

          Decrease (increase) in
           Accounts receivable             (  423,318)        (  177,787)
           Inventories                     (  103,101)        (   52,367)
           Prepaid expenses                (    3,054)        (      750)

          (Decrease) increase in
           Accounts payable                    32,507         (    6,801)
           Accrued income taxes            (    4,840)           101,508
           Other current liabilities           79,432             93,837

        Net cash provided by
         operating activities                 288,148            396,288

        Cash flows from
         investment activities:

         Additions to property
          and equipment                    (   68,941)        (   88,934)
         Purchases of available for
          sale securities                  (  125,062)        (  387,780)
         Proceeds from sales
          of securities                       330,461              9,966

            Net cash used by
             investing activities             136,458         (  466,748)







                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Fiscal Year Ended
                                            November 1,       October 26,
                                              1997                1996
                                           (52 Weeks)          (52 Weeks)

        Cash flows from
         financing activities:

         Purchases of treasury stock      (      830)         (      563)

             Net cash used in
              financing activities        (      830)         (      563)

         (Decrease) increase in cash         423,776          (   71,023)

        Cash and cash equivalents
          at beginning of year             2,557,251           2,628,274

        Cash and cash equivalents
         at end of year                   $2,981,027          $2,557,251

        Supplemental disclosures of
         cash flow information

         Cash paid during
          the year for:

          Interest paid                    $     -0-          $      -0-
          Income taxes paid                $ 436,448          $  183,979







                     OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      November 1, 1997 and October 26, 1996




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

                  Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those esti-mates.

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









                          OPT-Sciences Corporation and Subsidiary
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 1, 1997 and October 26, 1996


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







                          OPT-Sciences Corporation and Subsidiary
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 1, 1997 and October 26, 1996

        NOTE 2 -  Inventories

                  Inventories consisted of the following:

                                                November 1,  October 26,
                                                    1997         1996

                   Finished Goods                $ 57,582     $ 47,760
                   Raw materials and
                    supplies                       17,619       32,506
                   Work in process                247,506      139,340

                                                 $322,707     $219,606

        NOTE 3 - Marketable Securities

                  Marketable securities consisted of the following at November 1, 1997 and October 26, 1996.

                                                   1997          1996

                     Common stock               $  4,116      $  4,088
                     Preferred stock             326,280       218,837
                     Corporate bonds              45,092        31,232
                     Unit investment trusts          -0-        11,586
                     U.S. treasury bills             -0-       295,219

                                                $375,488      $560,962

                  The following is an analysis of marketable securities available for sale at November 1, 1997 and October 26, 1996.

                                                  1997           1996

                     Amortized cost basis      $342,943       $540,511
                     Gross unrealized gains      32,545         20,451
                     Gross unrealized losses        -0-            -0-

                                               $375,488       $560,962

                  Sales of securities available for sale during the years ended November 1, 1997 and October 26, 1996 were as follows:
                                                 1997            1996

                     Proceeds from sales       $330,461         $ 9,966

                     Gross realized gains      $  7,833         $ 2,657







                          OPT-Sciences Corporation and Subsidiary
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 1, 1997 and October 26, 1996



        NOTE 4 -  Income Taxes

                  The provision for income taxes based on earnings re-ported in the financial statements is as follows:

                  Current Tax Expense            November 1, October 26,
                                                     1997        1996

                   Federal                        $334,309      $220,860
                   State                            97,361        64,565

                     Total                        $431,670      $285,425

                  The Company has no deferred tax liabilities. The de-ferred tax asset of $13,800 resulting from capital loss carryforwards of $69,088 was reduced by a valuation allowance of $13,800. The Company does not believe that it is likely that it will generate sufficient capital gains within the appropriate time period to offset those capital losses.


        NOTE 5 -  Major Customers

                  Two customers accounted for approximately $1,976,100 and $776,900 of net sales during the year ended Novem-ber 1, 1997 and approximately $800,200 and $694,200 of net sales during the year ended October 26, 1996. The amount due from these customers, included in trade accounts receivable, was approximately $724,600 for the year ended November 1, 1997 and $326,500 for the year ended October 26, 1996.


        NOTE 6 -  Concentration of Credit Risk of Financial instruments

                  The Company has various demand and time deposits with three financial institutions where the amount of the deposits exceed the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the depos-its failed completely to perform according to the terms of the deposit was $2,221,983 at November 1, 1997 and $2,018,724 at October 26, 1996.













                  Articles of Incorporation and
                             By-Laws


               TEMPERATURE ENGINEERING CORPORATION
                  CERTIFICATE OF INCORPORATION


	WE, THE UNDERSIGNED, in order to form a corporation for the purposes hereafter stated, under and pursuant to the provisions of the Revised Statutes of New Jersey, Title 14, Corporations, General, do hereby certify as follows:

	I.	The corporate name is TEMPERATURE ENGINEERING CORPORATION.

II. The registered office of the corporation is Union Landing Road & U.
 S. 130, Riverton, Burlington County, New Jersey, and Sidney H. Perlman is designated as the statutory agent therein, in charge thereof, and upon whom process against the corporation may be served.

	III.	The objects for which the corporation is established are primarily:
		To design, develop, manufacture, build, process, fabricate,
 assemble, sub-assemble, stamp, finish, buy, sell, distribute, install, repair, trade and deal in and with equipment, apparatus, appliances and devices of all kinds involving controlled or regulated temperatures and all tools, dies, stampings, machinery, processes, parts and commodities relating thereto, as well as electrical, electronic and mechanical articles and other products of every description manufactured from metal, wood and plastics.

	To acquire by purchase, lease or otherwise, hold, own, use, operate, sell, deal in and otherwise turn to account any real estate, buildings, machinery, equipment or articles of merchandise of every class and description.

	As subsidiary to and in connection with the foregoing from time to time the corporation may:

	Manufacture, purchase or otherwise acquire goods, wares, merchandise and personal property of every class and description, and hold, own, mortgage, sell or otherwise dispose of, trade, deal in and deal with the same.

	Acquire and undertake the good-will, property, rights, franchises, contracts and assets of every manner and kind and the liabilities of any person, firm, association or corporation, either wholly or in part, and pay the same in cash, stock or bonds of the corporation, or otherwise.

	Enter into, make, perform and carry out contracts of every kind and for any lawful purpose with any person, firm, association or corporation.

	Issue bonds, debentures or obligations of the corporation, and at the option of the corporation to secure the same by mortgage, pledge, deed of trust or otherwise.

	Acquire, hold, use, sell, assign, lease, grant, licenses in respect of, mortgage or otherwise dispose of letters patent of the United States or any foreign country, patents, patent rights, licenses and privileges, inventions, improvements and processes, trade-marks and trade-names, relating to or useful in connection with any business of the corporation.

	Hold, purchase or otherwise acquire, sell, assign, transfer, mortgage, pledge or otherwise dispose of shares of the capital stock and bonds, debentures or other evidences of indebtedness created by other corporation or corporations, and while the holder thereof, exercise all the rights and privileges of ownership, including the right to vote thereon.

	Purchase, hold and reissue the shares of its capital stock, its bonds or other securities.

	Remunerate any person or corporation for services rendered, or to be rendered, in placing or assisting to place or guaranteeing the placing or underwriting of any of the shares of stock of the corporation, or any debentures, bonds or other securities of the corporation, or in or about the formation or promotion of the corporation, or in the conduct of its business.

	With a view to the working and development of the properties of the corporation, and to effectuate, directly or indirectly, its objects and purposes, or any of them, the corporation may, in the discretion of the directors, from time to time carry on any other lawful business, manufacturing or otherwise, to any extent and in any manner not unlawful.

	The corporation may conduct business in the State of New Jersey and elsewhere, including any of the states, territories, colonies or dependencies of the United States, the District of Columbia, and any and all foreign countries, colonies or dependencies of the United States, the District of Columbia, and any and all foreign countries, have one or more offices therein, and therein to hold, purchase, mortgage, lease, let, and convey real and personal property, except as and when forbidden by local laws.

	The foregoing clauses shall be construed both as objects and powers, but no recitation, expression or declaration of specific or special powers or purposes herein enumerated shall be deemed to be exclusive; but it is hereby expressly declared that all other lawful powers not inconsistent therewith are hereby included.

III. The corporation is authorized to issue capital stock to the extent of Fifteen Hundred (1500) shares, divided into One Thousand (1000) shares of Preferred Stock of the par value of Fifty Dollars ($50.00) each, and Five Hundred (500) shares of Common Stock without nominal or par value.


	The Preferred Stock may be issued as and when the Board of Directors shall determine and shall entitle the holder thereof to receive out of the net earnings, and the Corporation shall be bound to pay, a fixed non-cumulative dividend at the rate of, but not exceeding, four per centum per annum, payable annually at the discretion of the Board of Directors, before any dividend shall be set apart or paid on the Common Stock.

	The holders of the Preferred Stock shall, in case of liquidation or dissolution of the Corporation, before any amount shall be paid to the Holders of the Common Stock, be entitled to be paid in full, as to par, and no more.

	The Preferred Stock, or any part thereof, at the discretion of the Corporation, shall be subject to redemption at $52.00 per share at any time upon 30 days notice to the registered holder thereof.

	The voting powers of the stockholders shall be vested exclusively in the holders of the Common Stock, and the holders of the Preferred Stock, as such, shall be entitled to no voting powers whatsoever nor shall they be entitled to notice of any meetings.

	The shares of common stock without nominal or par value may be issued from time to time for such consideration as may be fixed and determined from time to time by the Board of Directors, and any and all such shares so issued when the consideration thereof, fixed by the Board of Directors, has been fully paid or delivered, shall be full paid stock and not liable to any further call or assessment thereon.

	No holders of any class of stock of this Corporation shall have any preemptive or preferential right of subscription to any shares of any class of stock of this Corporation, whether now or hereafter authorized, and such stock may be sold or issued to such person or persons as the Board of Directors may determine.

IV. The capital stock with which the corporation will commence business is subscribed by the incorporators as follows:

									  NUMBER OF SHARES
NAME					ADDRESS			      COMMON
Sidney H. Perlman		Union Landing Road &	   8
					   U. S. 130
					Riverton, New Jersey

Betty Lee Perlman		3217 Rhawn Street		   1
					Philadelphia, Penna.

Albert H. Gold			732 Bankers Securities	   1
					  Building
					Philadelphia, Penna.

VI. The corporation shall keep as its registered office in this State the transfer books, in which the transfers of stock shall be registered, and the stock books, which shall contain the names and addresses of the stockholders and the number of shares held by them respectively, which shall at all times during the usual hours for business be open to the inspection of a stockholder in person with respect to his interest as such stockholder, or for a purpose germane to his status as such, upon application in writing to the registered agent of the corporation in charge of such office and having the custody of said books; but the registered agent may refuse permission to any stockholder to examine the same (except as to the entries affecting the shares owned by such stockholder), unless and until satisfied that such examination and the information to be acquired thereby are for a legitimate purpose and not for a purpose hostile to the interest of the corporation or its individual stockholder, and the determination of the registered agent shall be final, conclusive and binding upon all stockholders and all persons claiming under such stockholders.

VII. In furtherance and not in limitation of the powers conferred by statute, the Board of Directors are expressly authorized:

	To hold their meetings, to have one or more offices, and to keep the books of the corporation within or, except as otherwise provided by statute, without the State of New Jersey, at such places as may from time to time be designated by them.

	To determine from time to time whether, and, if allowed, under what conditions and regulations the accounts and books of the corporation shall be open to the inspection of the stockholders, and the stockholders' rights in this respect are and shall be restricted or limited accordingly, and no stockholder shall have any right to inspect any account or book or document of the corporation, except as conferred by statute or authorized by the Board of Directors or by resolution of the stockholders.
	To make, alter, amend and rescind the By-Laws of the corporation, to fix, determine from time to time and vary the amount to be reserved as working capital, to determine the time for the declaration and payment and the amount of each dividend on the stock, to determine and direct the use and disposition of any surplus or net profits, and to authorize and cause to be executed mortgages and liens upon the real and personal property of the corporation, provided always that a majority of the whole Board concur therein.

	Pursuant to the affirmative vote of the holders of a majority of the stock issued and outstanding at a stockholders' meeting duly convened, to sell, assign, transfer or otherwise dispose of the property, including the franchises of the corporation as an entirety, provided always that a majority of the whole Board concur therein.

	To appoint additional officers of the corporation, including one or more vice-presidents, one or more assistant treasurers, and one or more assistant secretaries; and, to the extent provided in the By-Laws, the persons so appointed shall have and may exercise all the powers of the president, of the treasurer and the secretary respectively, provided, however, that all vice
-presidents shall be chosen from the directors.

	By a resolution passed by a majority vote of the whole Board, under suitable provisions of the By-Laws, to designate two or more of their number to constitute an Executive Committee, which committee, shall, for the time being, as provided in said resolution, or in the By-Laws, have and exercise any or all the powers of the Board of Directors, which may be lawfully delegated, in the management of the business and affairs of the corporation, and shall have power to authorize the seal of the corporation to be affixed to all papers which may require it.

	The Board of Directors and the Executive Committee shall, except as otherwise provided by law, have power to act in the following manner, viz: a resolution in writing, signed as affirmatively approved by all the members of the Board of Directors or by all the members of the Executive or other Committee, and thereafter with original or with duplicated signatures inserted in the recorded minutes and properly dated, shall be deemed to be action by such Board or such Committee, as the case may be, to the extent therein expressed, with the same force and effect as if the same had been duly passed by the same vote at a regularly convened meeting.


	Subject to the foregoing provisions the By-Laws may prescribe the number of directors to constitute a quorum at their meetings, and such number may be less than a majority of the whole number.


	The corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate in the manner now or hereafter prescribed by statute for the amendment of the certificate of incorporation.

	IN WITNESS WHEREOF, we have hereunto set our hands and seal this 5th day of November, 1956.

						Sidney H. Perlman /s/     (L.S.)

						Betty Lee Perlman /s/     (L.S.)

						Albert H. Gold /s/        (L.S.)

WITNESS to the foregoing
      signatures:

Carolyn Freud /s/


STATE OF PENNSYLVANIA	:
					:  ss
COUNTY OF PHILADELPHIA	:

	BE IT REMEMBERED that on this 5th day of November, A.D., one thousand nine hundred and fifty-six, before the undersigned, personally appeared, Sidney H. Perlman, Betty Lee Perlman and Albert H. Gold, who I am satisfied are the persons named in and who executed the foregoing certificate, and I having first made known to them, and each of them, the contents thereof, they did each acknowledge that they signed, sealed and delivered the same as their voluntary act and deed.

							        Carolyn Freud /s/			Notary Public

My Commission Expires
     3/25/58
           CERTIFICATE OF AMENDMENT OF CERTIFICATE OF
                          INCORPORATION
                         CERTIFICATE OF
              INCREASE OF AUTHORIZED CAPITAL STOCK
                               OF
  The TEMPERATURE ENGINEERING CORPORATION. The location of the principal office in this State is at Union Landing & U.S. 130 in the City of Riverton, County of Burlington. The name of the agent therein and in charge thereof upon whom process against the Corporation may be served, is SIDNEY H. PERLMAN.

                     RESOLUTION OF DIRECTORS

	The Board of Directors of the TEMPERATURE ENGINEERING CORPORATION, a corporation of New Jersey, on this 25th day of February, A.D., 1960, do hereby resolve and declare that it is advisable that the authorized capital be increased and the Certificate of Incorporation amended so Article IV shall read as follows:


	"IV - The Corporation is authorized to issue capital stock to the extent of 594,000 shares of the par value of 25 cents per share, amounting in the aggregate of $148,500. No holders of any class of stock of this Corporation shall have any preemptive or preferential right of subscription to any shares of stock of this Corporation, whether now or hereafter authorized, and such stock may be sold or issued to such person or persons as the Board of Directors may determine", and do hereby call a meeting of the stockholders, to be held at the Company's office, in the city of Riverton on the 25th day of February, 1960, at 11:00 A.M., to take action upon the above resolution.

                      CERTIFICATE OF CHANGE

	The TEMPERATURE ENGINEERING CORPORATION, a corporation of New Jersey, doth hereby certify that it has increased its authorized capital stock and amended its Certificate of Incorporation as herein above set forth -- said increase of capital stock -- having been declared by resolution of the board of directors of said corporation (above recited) to be advisable, and having been duly and regularly assented to by the vote of two-thirds in interest of each class of stockholders having voting powers, at a meeting duly called by the board of directors for that purpose.

	IN WITNESS WHEREOF, said corporation has made this certificate under its seal and the hands of its President and Secretary, the 26th day of February, A.D., of 1960.

							Sidney H. Perlman /s/ President

							Betty Lee Perlman /s/ Secretary

ATTEST:

Betty Lee Perlman /s/ Secretary
STATE OF NEW JERSEY		:
					:	ss
COUNTY OF BURLINGTON	:


	BE IT REMEMBERED, that on this 26th day of February, A.D., 1960, before me, the subscriber, a NOTARY PUBLIC, personally appeared Betty Lee Perlman, Secretary of the TEMPERATURE ENGINEERING CORPORATION, the corporation named in and which executed the foregoing certificate, who, being by me duly sworn, according to law, does depose and say and make proof to my satisfaction that she is the Secretary of said Corporation; that the seal affixed to said corporation certificate is the corporate seal of said corporation, the same being well known to her, that it was affixed by order of said corporation; that Sidney H. Perlman is president of said corporation; that she saw said Sidney H. Perlman as such president sign said certificate and affix said seal thereto and deliver said certificate, and heard him declare that he signed, sealed and delivered said certificate as the voluntary act and deed of said corporation, by its order and by authority of its Board of Directors and by the vote, either in person or by proxy, duly constituted and thereunto duly authorized, of more than two-thirds in interest of each class of said stockholders having voting powers, for the uses and purposes therein expressed; and that said Betty Lee Perlman signed her name thereto at the same time as subscribing witness.

	Subscribed and sworn to before me this day and year aforesaid.

							Donald C. Brared /s/
							Notary Public
							Notary Public of New Jersey
           CERTIFICATE OF AMENDMENT OF CERTIFICATE OF
                          INCORPORATION
                         CERTIFICATE OF
              INCREASE OF AUTHORIZED CAPITAL STOCK
                               OF
  The TEMPERATURE ENGINEERING CORPORATION.  The location of the principal office in this State is at Union Landing & U.S. 130 in the City of Riverton, County of
 Burlington.

	The name of the agent therein and in charge thereof upon whom process against the Corporation may be served, is SIDNEY H. PERLMAN.

                     RESOLUTION OF DIRECTORS

	The Board of Directors of the TEMPERATURE ENGINEERING CORPORATION, a corporation of New Jersey, on this 30th day of March, A.D., 1962, do hereby resolve and declare that it is advisable that the authorized capital stock be increased and the Certificate of Incorporation amended so Article IV shall read as follows: "IV - The Corporation is authorized to issue capital stock to the extent of 1,000,000 shares of the par value of 25 cents per share, amounting in the aggregate of $250,000.00. No holders of any class of stock of this Corporation shall have any preemptive or preferential right of subscription to any shares of stock of this Corporation, whether now or hereafter authorized, and such stock may be sold or issued to such person or persons as the Board of Directors may determine", and do hereby call a meeting of the stockholders, to be held at the Ivystone Manor, in the city of Pennsauken, New Jersey on the 2nd day of May, 1962, at 2:00 P.M., to take action upon the above resolution.

                      CERTIFICATE OF CHANGE

	The TEMPERATURE ENGINEERING CORPORATION, a corporation of New Jersey, doth hereby certify that it has increased its authorized capital stock and amended its Certificate of Incorporation as herein above set forth -- said increase of capital stock -- having been declared by resolution of the board of directors of said corporation (above recited) to be advisable, and having been duly and regularly assented to by the vote of two-thirds in interest of each class of stockholders having voting powers, at a meeting duly called by the board of directors for that purpose.

	IN WITNESS WHEREOF, said corporation has made this certificate under its seal and the hands of its President and Secretary, the 3rd day of May, A.D., of 1962.

							Sidney H. Perlman /s/ President

							Albert H. Gold /s/    Secretary

ATTEST:

Albert H. Gold /s/ Secretary
STATE OF NEW JERSEY		:
					:	ss
COUNTY OF BURLINGTON	:


	BE IT REMEMBERED, that on this 3rd day of May, A.D., 1962, before me, the subscriber, a Notary Public, personally appeared ALBERT H. GOLD, Secretary of the TEMPERATURE ENGINEERING CORPORATION, the corporation named in and which executed the foregoing certificate, who, being by me duly sworn, according to law, does depose and say and make proof to my satisfaction that he is the Secretary of said Corporation; that the seal affixed to said corporation certificate is the corporate seal of said corporation, the same being well known to him, that it was affixed by order of said corporation; that Sidney H. Perlman is president of said corporation; that he saw said Sidney H. Perlman as such president sign said certificate and affix said seal thereto and deliver said certificate, and heard him declare that he signed, sealed and delivered said certificate as the voluntary act and deed of said corporation, by its order and by authority of its Board of Directors and by the vote, either in person or by proxy, duly constituted and thereunto duly authorized, of more than two-thirds in interest of each class of said stockholders having voting powers, for the uses and purposes therein expressed; and that said ALBERT H. GOLD signed his name thereto at the same time as subscribing witness.

	Subscribed and sworn to before me this day and year aforesaid.

							Fred A. Schletter /s/		Notary Public
							of New Jersey

My Commission expires
     8/7/65
                    CERTIFICATE OF AMENDMENT
                               OF
                  CERTIFICATE OF INCORPORATION
                               OF
	OPT-SCIENCES CORPORATION (formerly known as TEMPERATURE ENGINEERING CORPORATION). The location of the principal office in this State is at 1912 Bannard Street, in the City of Riverton, County of Burlington, State of New Jersey, 08077.
(*Note:  The zip code must be included in the address)

	The name of the agent therein and in charge thereof upon whom process against this corporation may be served, is EDWARD R. SANDERS.

	The Board of Directors of OPT-SCIENCES CORPORATION, a corporation of New Jersey, at a meeting held on the 4th day of December, A.D., 1968, adopted a resolution declaring it advisable that the certificate of incorporation be amended, which resolution reads as follows:

I. The corporate name is "OPT-SCIENCES CORPORATION."

                      CERTIFICATE OF CHANGE

	OPT-SCIENCES CORPORATION (Formerly TEMPERATURE ENGINEERING CORPORATION) a corporation of New Jersey, doth hereby certify that it has amended its certificate of incorporation in the manner and respects set forth above, said amendment (s) having been declared by resolution of the Board of Directors of said corporation (above recited) to be advisable, and having been duly and regularly assented to by the vote of two-thirds in interest of each * of stockholders having voting powers, at a meeting duly called by the Board of Directors for that purpose.

	IN WITNESS WHEREOF, said corporation has made this certificate under its seal and the hands of its president and secretary, the 24th day of December, A.D., 1968.



							Edward R. Sanders /s/ President

							Arthur J. Kania /s/   Secretary

ATTEST:

Arthur J. Kania /s/
   Secretary



(*In case of reduction in rate of preferred dividend, reduction of right to cumulative dividends, of reduction of redemption or liquidation price of preferred stock, the consent of two-thirds in interest of the preferred stockholders affected thereby is required, even though, according to the charter, such stock has limited or no voting rights.)
	(When the acknowledgment is taken before a Notary Public in any state there is no necessity of obtaining a county clerk's certificate, but acknowledgment must contain the recital that he is a Notary Public of the state in which the acknowledgment is taken).


STATE OF PENNSYLVANIA	:
					:	ss
COUNTY OF PHILADELPHIA	:


	BE IT REMEMBERED, that on this 24th day of December, A.D., 1968, before me, the subscriber, a Notary Public in the State of Pennsylvania, personally appeared ARTHUR J. KANIA, Secretary of OPT-SCIENCES CORPORATION, the corporation named in and which executed the foregoing certificate, who, being by me duly sworn, according to law, does depose and say and make proof to my satisfaction that he is the Secretary of said corporation; that the seal affixed to said corporation certificate is the corporate seal of said corporation; that EDWARD R. SANDERS is President of said corporation; that he saw said EDWARD R. SANDERS as such president sign said certificate and affix said seal thereto and deliver said certificate, and hear him declare that he signed, sealed and delivered said certificate, as the voluntary act and deed of said corporation, by its order and by authority of its Board of Directors and by the vote, either in person or by proxy, duly constituted and thereunto duly authorized, of more than two-thirds in interest of each class of said stockholders having voting powers, for the uses and purposes therein expressed; and that said ARTHUR J.KANIA, secretary signed his name thereto as subscribing witness.

	Subscribed and sworn to before me the day and year aforesaid.

Shirley E. O'Neill /s/					                  /s/
    Notary Public						   Arthur J. Kania


My commission expires
    11/20/72









                    OPT-SCIENCES CORPORATION

                            * * * * *

                          B Y - L A W S

                            * * * * *


                            ARTICLE I

                             OFFICES


	Section 1. The principal office shall be located at 1912 Bannard Street, Cinnaminson, New Jersey.

	Section 2. The corporation may also have offices at such other places both within and without the State of New Jersey as the board of directors may from time to time determine or the business of the corporation may require.


                           ARTICLE II
                 ANNUAL MEETINGS OF SHAREHOLDERS

	Section 1. Meetings of shareholders for the election of directors shall be held at the principal office or at such other place or places as may be fixed from time to time by the board of directors.

	Section 2. The annual meeting of shareholders shall be held on the 4th Wednesday of March, if not a legal holiday, and if a legal holiday, then on the next secular day following, at 2:00 PM, or at such other date and time as shall be fixed from time to time by the board of directors and stated in the notice of meeting, at which the shareholders shall elect a board of directors, and transact such other business as may properly be brought before the meeting.

	Section 3. Written notice of the annual meeting stating the time, place and purpose or purposes of the meeting shall be delivered not less than ten nor more than sixty days before the date of the meeting, either personally or by mail, to each shareholder of record entitled to vote at such meeting.


                           ARTICLE III
                SPECIAL MEETINGS OF SHAREHOLDERS

	Section 1. Special meetings of shareholders for any purpose other than the election of directors may be held at such time and place within or without the State of New Jersey as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

	Section 2. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the president, the board of directors, or the holders of not less than twenty percent of all the shares entitled to vote at the meeting. Special meetings of the shareholders may be called also by the chairman of the board of directors.

	Section 3. Written notice of a special meeting stating the time, place, and purpose or purposes of the meeting shall be delivered not less than ten nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting.

	Section 4. Business transacted at any special meeting shall be confined to the purpose or purposes stated in the notice thereof.

                           ARTICLE IV
                   QUORUM AND VOTING OF STOCK

	Section 1. The holders of a majority of the shares of stock issued and outstanding and entitled to vote, represented in person or by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If however, such quorum shall not be present or represented at any meeting of the shareholders, the shareholders present in person or represented by proxy shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

	Section 2. If a quorum is present, the affirmative vote of a majority of the shares of stock represented at the meeting shall be the act of the shareholders unless the vote of a greater number of shares of stock is required by law or the certificate of incorporation.

	Section 3.	Each outstanding share of stock, having voting power, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders, unless otherwise provided in the certificate of incorporation.  A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his agent.

	In all elections for directors every shareholder entitled to vote shall have the right to vote, in person or by proxy, the number of shares of stock owned by him, for as many persons as there are directors to be elected.


	Section 4. Any action required to be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                            ARTICLE V
                            DIRECTORS

	Section 1. The number of directors which shall constitute the whole board of directors shall be not more than five (5), which number shall be set by the Board of Directors prior to each election. Directors need not be residents of the State of New Jersey nor shareholders of the corporation. The directors shall be elected at the annual meeting of the shareholders, and each director elected shall serve until the next succeeding annual meeting and until his successor shall have been elected and qualified.

	Section 2. Unless otherwise provided in the certificate of incorporation, any vacancy occurring in the board of directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the board of directors at any meeting of the board. A director elected to fill a vacancy shall be elected for the unexpired portion of the term of his predecessor in office.

	Any directorship to be filled by reason of an increase in the number of directors shall be filled by election at an annual meeting or at a special meeting of shareholders called for that purpose. A director elected to fill a newly created directorship shall serve until the next succeeding annual meeting of shareholders and until his successor shall have been elected and qualified.

	Section 3. The business affairs of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not be statute or by the certificate of incorporation or by these by-laws directed or required to be exercised or done by the shareholders.

	Section 4. The directors may keep the books and records of the corporation, except such as are required by law to be kept within the state, outside of the State of New Jersey, at such place or places as they may from time to time determine.

	Section 5. The board of directors, by the affirmative vote of a majority of the directors then in office, and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all directors for services to the corporation as directors, officers or otherwise.

                           ARTICLE VI
               MEETINGS OF THE BOARD OF DIRECTORS

	Section 1. Meetings of the board of directors, regular or special, may be held either within or without the State of New Jersey.

	Section 2. Regular meetings of the board of directors may be held upon such notice, or without notice, and at such time and at such place as shall from time to time be determined by the board.

	Section 3. Special meetings of the board of directors may be called by the president on two days' notice to each director, either personally or by mail or by telegram; special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two directors. Notice need not be given to any director who signs a waiver of notice, whether before or after the meeting.

	Section 4. Any or all directors may participate in a meeting of the board or a committee of the board by means of a conference telephone or any means of communication by which all persons participating in the meeting are able to hear each other.

	Section 5. Attendance or participation of a director at any meeting shall constitute a waiver of notice of such meeting, except where a director attends for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.


	Section 6. Two of the directors shall constitute a quorum for the transaction of business unless a greater or lesser number is required by statute or by the certificate of incorporation. The act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the board of directors, unless the act of a greater or lesser number is required by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of directors, the directors present there may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

	Section 7. Unless otherwise provided by the certificate of incorporation, any action required to be taken at a meeting of the board, or any committee thereof, shall be deemed the action of the board of directors or of a committee thereof, if all directors or committee members, as the case may be, execute either before or after the action is taken, a written consent thereto, and the consent is filed with the records of the corporation.

                           ARTICLE VII
                       EXECUTIVE COMMITTEE

	Section 1. The board of directors, by resolution adopted by a majority of the number of directors fixed by the by-laws or otherwise, may designate one or more directors to constitute an executive committee, which committee, to the extent provided in such resolution, shall have and exercise all of the authority of the board of directors in the management of the corporation, except as otherwise required by law. Vacancies in the membership of the committee shall be filled by the board of directors at a regular or special meeting of the board of directors. The executive committee shall keep regular minutes of its proceedings and report the same to the board when required.

                          ARTICLE VIII
                             NOTICES

	Section 1. Whenever, under the provisions of the statutes or of the certificate of incorporation or of these by-laws, notice is required to be given to any director or shareholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or shareholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to directors may also be given by telegram.

	Section 2. Whenever any notice whatever is required to be given under the provisions of the statutes or under the provisions of the certificate of incorporation or these by-laws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                           ARTICLE IX
                            OFFICERS

	Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a president, a treasurer and a secretary. The board of directors may also choose one or more vice-presidents, and one or more assistant secretaries and assistant treasurers.

	Section 2. The board of directors at its first meeting after each annual meeting of shareholders shall choose a president, a treasurer and a secretary, none of whom need be a member of the board.

	Section 3. The board of directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board of directors.

	Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.

	Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation shall be filled by the board of directors.

                          THE PRESIDENT

	Section 6. The president shall be the chief executive officer of the corporation, shall preside at all meetings of the shareholders and the board of directors, shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect.

	Section 7. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation.

                       THE VICE-PRESIDENTS

	Section 8. The vice-president, or if there shall be more than one, the vice-presidents in the order determined by the board of directors, shall, in the absence or disability of the president, perform such other duties and have such other powers as the board of directors may from time to time prescribe.

             THE SECRETARY AND ASSISTANT SECRETARIES

	Section 9. The secretary or any assistant secretary shall record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for the purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall have custody of the corporate seal of the corporation and he, or an assistant secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such assistant secretary. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by his signature.

	Section 10. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the board of directors, shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

             THE TREASURER AND ASSISTANT TREASURERS

	Section 11. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all monies and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

	Section 12. He shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

	Section 13. If required by the board of directors, he shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

	Section 14. The assistant treasurer, or, if there shall be more than one, the assistant treasurers in the other determined by the board of directors, shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                            ARTICLE X
                     CERTIFICATES FOR SHARES

	Section 1. The shares of the corporation shall be represented by certificates signed by, the chairman or vice-chairman of the board, or the president or a vice-president and by the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, and may be sealed with the seal of the corporation or a facsimile thereof.

	When the corporation is authorized to issue shares of more than one class there shall be set forth upon the face or back of the certificate, or the certificate shall have a statement that the corporation will furnish to any shareholder upon request and without charge, a full statement of the designations, preferences, limitations and relative rights of the shares of each class authorized to be issued and, if the corporation is authorized to issue any preferred or special class in series, in variations in the relative rights and preferences between the shares of each such series so far as the same have been fixed and determined and the authority of the board of directors to fix and determine the relative rights and preferences of subsequent series.

	Section 2. The signatures of the officers of the corporation upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent, or registered by a registrar, other than the corporation itself or an employee of the corporation. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of its issue.

                        LOST CERTIFICATES

	Section 3. The board of directors may direct a new certificate to be issued in place of any certificate theretofore issued by the corporation alleged to have been lost or destroyed. When authorizing such issue of a new certificate, the board of directors, in its discretion and as a condition precedent to the issuance thereof, may prescribe such terms and conditions as it deems adequate, to protect the corporation from any claim that may be made against it with respect to any such certificate alleged to have been lost or destroyed.

                       TRANSFERS OF SHARES

	Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate representing shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, a new certificate shall be issued to the person entitled thereto, and the old certificate cancelled and the transaction recorded upon the books of the corporation.

                    CLOSING OF TRANSFER BOOKS

	Section 5. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders, or any adjournment thereof or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, sixty days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the board of directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than sixty days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the record date for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be the close of business on the day next preceding the day on which notice is given, or, if no notice is given, the day next preceding the day on which the meeting is held; and the record date for determining shareholders for any other purpose shall be at the close of business on the day on which the resolution of the board relating thereto is adopted. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

                     REGISTERED SHAREHOLDERS

	Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of New Jersey.

                      LIST OF SHAREHOLDERS

	Section 7. The officer or agent having charge of the transfer books for shares shall make, and certify a complete list of the shareholders entitled to vote at a shareholders' meeting, or adjournment thereof, arranged in alphabetical order within each class and series, with the address of, and the number of shares held by each shareholder, which list shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. Such list shall be prima facie evidence as to who are the shareholders entitled to examine such list or to vote at any meeting of the shareholders.


                           ARTICLE XI
                       GENERAL PROVISIONS
                            DIVIDENDS

	Section 1. Subject to the provisions of the certificate of incorporation relating thereto, if any, dividends may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in its bonds, in its own shares or other property including the shares or bonds of other corporations subject to any provisions of law and of the certificate of incorporation.

	Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                             CHECKS

	Section 3. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board or directors may from time to time designate.

                           FISCAL YEAR

	Section 4. The fiscal year of the corporation shall be fixed by resolution of the board of directors.



                              SEAL

	Section 5. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, New Jersey". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any manner reproduced.

                           ARTICLE XII

	Directors, officers, employees and "corporate agents" may be indemnified in the manner and to the full extent permitted by Section 14A:3-5 of the Business Corporation Act of New Jersey and indemnification of such parties shall be made in the manner and to the extent required by the Act.


                          ARTICLE XIII

	Section 1. These By-Laws may be altered, amended, or repealed or new By -Laws may be adopted by the affirmative vote of a majority of the Board of
 Directors at any regular or special meeting of the board, subject to any provision in the certificate of incorporation reserving to the shareholders the power to adopt, amend, or repeal By-Laws, but By-Laws made by the board may be altered or repealed and new By-Laws made by the shareholders. The shareholders may prescribe that any By-Law made by them shall not be altered or repealed by the board.

	Section 2. Emergency By-Laws may be adopted in accordance with Section 14A:2-10 of the Business Corporation Act of New Jersey and the president, any vice-president, secretary, treasurer and assistant secretary or assistant treasurer shall to the extent required to provide a quorum be deemed director for meeting during an emergency as contemplated by that Section.

21.	List of Subsidiaries

			O & S Research, Inc.
                           SIGNATURES

	In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						OPT-SCIENCES CORPORATION


						By:
                             		Anderson L. McCabe
						     President

Date:  January   , 1998


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE				TITLE			DATE

                         	President	and	January   , 1998
Anderson L. McCabe			Director

                         	Secretary, 	January   , 1998
Arthur J. Kania			Treasurer and
						Director

                         	Director   	January   , 1998
Arthur J. Kania, Jr.

                         	Chief      	January   , 1998
Harvey Habeck				Accountant