Form 10QSB
period 1998-01-31
OPT SCIENCES CORP
filed 1998-03-23
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB

                Quarterly report under to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                 For the quarterly period ended January 31, 1998

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


                      Class               Outstanding at January 31, 1998
        Common Stock, par value $0.25              775,585 shares












                                     INDEX




        PART I     FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated Balance Sheets - January 31,
                   1998 and November 1, 1997                    3 - 4

                   Consolidated Statements of Income -
                   thirteen weeks ended January 31, 1998 and
                   fourteen weeks ended February 1, 1997          5

                   Consolidated Statements of Cash Flows -
                   thirteen weeks ended January 31, 1998 and
                   fourteen weeks ended February 1, 1997        6 - 7

                   Notes to Consolidated Financial Statements     8

        Item 2.    Management's Discussion and Analysis or Plan
                   of Operation                                   9


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






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                            January 31,     November 1,
                                               1998            1997


        CURRENT ASSETS

         Cash and cash equivalents         $3,226,575       $2,981,027
         Trade accounts receivable            673,974          903,496
         Inventories                          313,414          322,707
         Prepaid expenses                      21,276           28,992
         Marketable securities                431,586          375,489

            Total current assets            4,666,825        4,611,711


        PROPERTY AND EQUIPMENT

         Land                                 114,006          114,006
         Building and improvements            335,845          335,845
         Machinery and equipment              633,609          598,607
         Small tools                           53,580           53,580
         Furniture and fixtures                 8,048            8,048
         Office equipment                      41,551           40,990
         Automobile                            42,336           42,336

            Total property and
             equipment                      1,228,975        1,193,412

            Less accumulated depreciation     785,772          775,441

               Net property and
                equipment                     443,203          417,971

                 Total assets               5,110,028        5,029,682





                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             January 31,     November 1,
                                                1998            1997

        CURRENT LIABILITIES

         Accounts payable - trade           $  43,474        $  76,267
         Accrued income taxes                 112,392          146,210
         Other current liabilities            166,122          283,211

            Total current liabilities         321,988          505,688


        STOCKHOLDERS' EQUITY

         Common capital stock - par value
          $.025 per share - authorized
          and issued 1,000,000 shares         250,000          250,000
         Additional paid in capital           272,695          272,695
         Retained earnings                  4,406,891        4,155,972
         Net unrealized gains on
          marketable securities                45,672           32,545
         Less treasury stock at cost -
          224,415 shares                   (  187,218)      (  187,218)

            Total stockholders' equity      4,788,040        4,523,994

                Total liabilities and
                 stockholders' equity       5,110,028        5,029,682








                         OPT-Sciences Corporation and Subsidiary
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                                             Thirteen       Fourteen
                                           Weeks Ended     Weeks Ended
                                            January 31,     February 1,
                                               1998            1997



        NET SALES                          $1,047,004         $663,772

        COST OF SALES                         547,581          480,185

          Gross profit
           on sales                           499,423          183,587


        OPERATING EXPENSES
         Sales & delivery                       3,193            3,355
         General and administrative           119,494           70,437

         Total operating expenses             122,687           73,792

         Operating income                     376,736          109,795

        OTHER INCOME                           40,365           38,037

         Net income before taxes              417,101          147,832

        FEDERAL AND STATE INCOME TAXES        166,182           59,000

            Net income                        250,919           88,832


        RETAINED EARNINGS -
        beginning of period                 4,155,972        3,481,639

        RETAINED EARNINGS -
        end of period                       4,406,891        3,570,471

        EARNINGS PER SHARE OF
         COMMON STOCK                             .32              .09

        Average shares of
         stock outstanding                    775,585          776,464







                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Thirteen       Fourteen
                                             Weeks Ended     Weeks Ended
                                              January 31,     February 1,
                                                 1998            1997

        CASH FLOWS FROM OPERATING
         ACTIVITIES

         Net income                            $250,919        $88,832

         Adjustments to reconcile net
          income to net cash provided
          by operating activities

           Depreciation and
            amortization                         10,331         11,395

           Loss on sale of
            securities                              798      (   2,746)
           Decrease (increase) in
            Accounts receivable                 229,522         11,822
            Inventories                           9,293      (  27,754)
            Prepaid expenses                      7,716          6,052

           (Decrease) increase in
            Accounts payable                  (  32,793)         4,015
            Accrued income taxes              (  33,818)     (  77,062)
            Other current liabilities         ( 117,089)     (  68,279)

               Net cash provided (used)
                by operating activities         324,879      (  53,725)


        CASH FLOWS FROM INVESTING
         ACTIVITIES

         Additions to property and
          equipment                           (  35,563)     (  47,942)
         Purchases of securities              (  50,018)     (  50,000)
         Sale of securities                       6,250        200,000

               Net cash (used) provided
                 in investing activities      (  79,331)       102,058








                       OPT-Sciences Corporation and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Thirteen       Fourteen
                                              Weeks Ended     Weeks Ended
                                               January 31,    February 1,
                                                  1998            1997


        CASH FLOW FROM
         FINANCING ACTIVITIES:

         Purchases of treasury stock        $       -0-    $(      750)

              Net cash (used) in
               financing activities                 -0-     (      750)


         Increase in cash                       245,548         47,583

        Cash and cash equivalents
         at beginning of year                 2,981,027      2,557,251

        Cash and cash equivalents
         at end of year                       3,226,575      2,604,834


        SUPPLEMENTAL DISCLOSURES OF
         CASH FLOWS INFORMATION:

          Interest paid                             -0-            -0-

          Income taxes paid                     200,000        136,000





                       OPT-Sciences Corporation and Subsidiary
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



        1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of January 31, 1998 and November 1, 1997, and the results of operations for the thirteen weeks ended January 31, 1998 and the fourteen weeks ended February 1, 1997 and cash flows for the respective periods then ended.

        2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.







                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




             FINANCIAL CONDITION


             Cash and cash equivalents--OPT Sciences Corporation's cash balances increased during the first quarter of the year from $2,981,027 to $3,226,575. Profits generated, coupled with a decrease in accounts receivable more than offset decreases in current obligations. There are no material obligations in existence which would be anticipated to cause any sub-stantial decrease in the cash balances from other than the Company's future operations.


             RESULTS OF OPERATIONS

             Sales revenues have increased by about 58% from the level of the first quarter of the prior year which continues the growth trend of the prior year. Gross profits increased by about 172% from those of the prior year due to increase in volume which makes more efficient use of the available labor force. Earnings from investments are higher due to higher invested balances than at the same time last year.








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