Form 10QSB
period 1998-05-02
OPT SCIENCES CORP
filed 1998-06-30
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB

                Quarterly report under to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For the quarterly period ended May 2, 1998

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


                      Class              Outstanding at May 2, 1998
        Common Stock, par value $0.25              775,585 shares












                                     INDEX




        PART I     FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated Balance Sheets May 2,
                   1998 and November 1, 1997                    3 - 4

                   Consolidated Statements of Income -
                   thirteen weeks ended May 2, 1998
                   and thirteen weeks May 3, 1997
                   and twenty-six weeks ended May 2,
                   1998 and twenty-seven weeks ended
                   May 3, 1997                                    5

                   Consolidated Statements of Cash Flows -
                   twenty-six weeks ended May 2, 1998
                   and twenty-seven weeks ended May 3,
                   1997                                          6 - 7

                   Notes to Consolidated Financial Statements     8

        Item 2.    Management's Discussion and Analysis or Plan
                   of Operation                                   9


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






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                              May 2,       November 1,
                                               1998           1997


        CURRENT ASSETS

         Cash and cash equivalents         $3,574,910       $2,981,027
         Trade accounts receivable            639,794          903,496
         Inventories - at lower of cost
          or market                           348,452          322,707
         Prepaid expenses                      14,298           28,992
         Marketable securities                450,134          375,489

            Total current assets            5,027,588        4,611,711


        PROPERTY AND EQUIPMENT

         Land                                 114,006          114,006
         Building and improvements            335,845          335,845
         Machinery and equipment              729,198          598,607
         Small tools                           53,580           53,580
         Furniture and fixtures                 8,048            8,048
         Office equipment                      41,551           40,990
         Automobile                            42,336           42,336

            Total property and
             equipment                      1,324,564        1,193,412

            Less accumulated depreciation     794,308          775,441

               Net property and
                equipment                     530,256          417,971

                 Total assets              $5,557,844       $5,029,682






                     OPT-Sciences Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               May 2,       November 1,
                                                1998            1997

        CURRENT LIABILITIES

         Accounts payable - trade         $   116,337       $   76,267
         Accrued income taxes                 220,785          146,210
         Other current liabilities            191,871          283,211

            Total current liabilities         528,993          505,688


        STOCKHOLDERS' EQUITY

         Common capital stock - par value
          $.025 per share - authorized
          and issued 1,000,000 shares         250,000          250,000
         Additional paid in capital           272,695          272,695
         Retained earnings                  4,654,154        4,155,972
         Net unrealized gains on
          equity securities                    39,220           32,545
         Less treasury stock at cost -
          224,415 shares and 224,415
          shares respectively              (  187,218)      (  187,218)

            Total stockholders' equity      5,028,851        4,523,994

                Total liabilities and
                 stockholders' equity      $5,557,844       $5,029,682








                     OPT-Sciences Corporation and Subsidiary
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                            Thirteen    Thirteen   Twenty-Six Twenty-Seven
                           Weeks Ended  Weeks Ended Weeks ended  Weeks ended
                              May 2,       May 3,      May 2,       May 3,
                               1998         1997        1998         1997


        NET SALES          $1,145,059   $  771,212  $2,192,063   $1,434,984

        COST OF SALES         648,865      592,100   1,196,446    1,072,285

          Gross profit
           on sales           496,194      179,112     995,617      362,699


        OPERATING EXPENSES
         Sales & delivery       8,601        9,257      11,794       12,612
         General and
          administrative      119,902       82,490     239,396      152,927

         Total operating
          expenses            128,503       91,747     251,190      165,539

         Operating income     367,691       87,365     744,427      197,160

        OTHER INCOME           45,371       40,503      85,736       78,540

          Net income
           before taxes       413,062      127,868     830,163      275,700

        FEDERAL AND STATE
         INCOME TAXES         165,799       51,100     331,981      110,100

          Net income          247,263       76,768     498,182      165,600


        RETAINED EARNINGS -
        beginning of period 4,406,891    3,570,471   4,155,972    3,481,639

        RETAINED EARNINGS -
        end of period      $4,654,154   $3,647,239  $4,654,154   $3,647,239

        EARNINGS PER
         SHARE OF
         COMMON STOCK             .32          .10         .64          .21

        Average shares of
         stock outstanding    775,585      775,615     775,585      775,660







                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Twenty-six  Twenty-seven
                                              Weeks Ended    Weeks Ended
                                                 May 2,         May 3,
                                                  1998           1997

        CASH FLOWS FROM OPERATIONS

         Net income                             498,182       $165,600

         Adjustments to reconcile net
          income to net cash provided
          by operating activities

           Depreciation and
            amortization                         18,867         22,790

           Loss (gain) on sale of
            securities                              798       (  8,043)
           Decrease (increase) in
            Accounts receivable                 263,702       (125,002)
            Inventories                        ( 25,745)      ( 56,394)
            Prepaid expenses                     14,694       ( 19,104)

           (Decrease) increase in
            Accounts payable                     40,070         42,151
            Accrued income taxes                 74,575       (151,050)
            Other current liabilities          ( 91,340)      ( 50,450)

             Net cash provided (used) by
              operating activities              793,803       (179,502)

        CASH FLOWS FROM INVESTING
         ACTIVITIES

         Additions to property and
          equipment                            (131,152)      ( 47,942)
         Purchases of  securities              ( 75,018)      (112,500)
         Sale of securities                       6,250        324,585

             Net cash (used) provided by
              investing activities             (199,920)       164,143







                         OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Twenty-six   Twenty-seven
                                              Weeks Ended    Weeks Ended
                                                 May 2,         May 3,
                                                  1998           1997


        CASH FLOW FROM
         FINANCING ACTIVITIES:

         Purchases of treasury stock        $(      -0-)   $(      750)

            Net cash used in
             financing activities            (      -0-)    (      750)

        Increase (decrease) in cash             593,883     (   16,109)

        Cash and cash equivalents
         at beginning of period               2,981,027      2,557,251

        Cash and cash equivalents
         at end of period                    $3,574,910     $2,541,142


        SUPPLEMENTAL DISCLOSURES:

         Interest paid                       $      -0-      $     -0-

         Income taxes paid                   $  269,781      $ 277,721







                       OPT-Sciences Corporation and Subsidiary
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



        1. In the opinion of management, the accompanying unaudited con-solidated financial statements contain all adjustments neces-sary to present fairly OPT-Sciences Corporation's financial position as of May 2, 1998 and November 1, 1997 and the results of operations for the twenty-six weeks ended May 2, 1998 and for the twenty-seven weeks ended May 3, 1997 and cash flows for the respective periods then ended.

        2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.







                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




             FINANCIAL CONDITION


             Cash and cash equivalents--OPT Sciences Corporation's cash balances increased during the first six months of the year from $2,981,027 to $3,574,910. Profits generated, coupled with a decrease in accounts receivable and an increase in current obligations more than offset an increase in inven-tory and required payments of income taxes due. There are no material obligations in existence which would be antici-pated to cause any substantial decrease in the cash balances from other than the Company's future operations.


             RESULTS OF OPERATIONS

             Sales revenues have increased by about 53% from the level of the first six months of the prior year which continues the growth trend of the prior year. Gross profits increased by about 175% from those of the prior year due to an increase in volume which then makes more efficient use of the labor force. Earnings from investments are higher due to higher invested balances than at the same time last year.









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