Form 10QSB
period 1998-08-01
OPT SCIENCES CORP
filed 1998-10-13
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended August 1, 1998

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

Yes		X		No__________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


	Class			Outstanding at August 1, 1998
Common Stock, par value $0.25			775,585 shares








INDEX




PART I		FINANCIAL INFORMATION

Item 1.		Financial Statements

Consolidated Balance Sheets - August 1,
1998 and November 1, 1997	3

Consolidated Statements of Income -
thirteen weeks ended August 1, 1998 and
August 2, 1997 and thirty-nine weeks
ended August 1, 1998 and forty
weeks ended August 2, 1997	5

Consolidated Statements of Cash Flows -
thirty nine weeks ended August 1, 1998 and
forty weeks ended August 2, 1997	6

Notes to Consolidated Financial Statements	8

Item 2.		Management's Discussion and Analysis or Plan
of Operation	9


PART II	OTHER INFORMATION

Item 1		Not Applicable

Item 2		Not Applicable

Item 3		Not Applicable

Item 4		Not Applicable

Item 5		Not Applicable

Item 6		Not Applicable


SIGNATURE	10






ASSETS

		August 1,			November 1,
		1998			1997

CURRENT ASSETS

Cash and cash equivalents	$  3,783,202 		$   2,981,027
Trade accounts receivable	     779,415 		      903,496
Inventories				     326,422 		      322,707
Prepaid expenses			       9,587 		       28,992
Marketable securities		     471,822 		      375,489

Total current assets		   5,370,448 		    4,611,711


PROPERTY AND EQUIPMENT

Land					     114,006 		      114,006
Building and improvements	     335,845 		      335,845
Machinery and equipment		     739,008 		      598,607
Small tools				      53,580 		       53,580
Furniture and fixtures		       8,048 		        8,048
Office equipment			      41,551 		       40,990
Automobile				      42,336 		       42,336

Total property and
equipment				   1,334,374 		    1,193,412

Less: accumulated depreciation     821,538 		      775,441

Net property and
equipment				     512,836 		      417,971

Total assets			$  5,883,284 		$   5,029,682


LIABILITIES AND STOCKHOLDERS' EQUITY

					August 1,			November 1,
					1998			1997
CURRENT LIABILITIES

Accounts payable - trade	$       92,576 		$     76,267
Accrued income taxes		       264,998 		     146,210
Other current liabilities	       226,481 		     283,211

Total current liabilities	       584,055 		     505,688


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares	       250,000 		     250,000
Additional paid in capital	       272,695 		     272,695
Retained earnings			     4,937,896 		   4,155,972
Net unrealized gains on
equity securities			        25,856 		      32,545
Less treasury stock at cost -
224,415 shares and 224,415 shares
respectively			     (187,218)		    (187,218)

Total stockholders' equity	     5,299,229 		   4,523,994

Total liabilities and
stockholders' equity		$    5,883,284 		$  5,029,682









		Thirteen Weeks		Thirteen Weeks		Thirty-nine		Forty Weeks
		Ended			Ended			Weeks Ended		Ended
		August 1, 1998		August 2, 1997		August 1, 1998		August 2, 1997

NET SALES	$     1,266,911 	$     1,046,344 	$     3,458,974 	$     2,481,328

COST OF SALES	    675,366 	        627,572 	      1,871,812 	      1,699,857

Gross profit
on sales	         591,545 	        418,772 	     1,587,162 	        781,471


OPERATING EXPENSES
Sales & delivery    7,340 	          3,371 	        19,134 	         15,983
General and
administrative    107,249           65,135 	       346,645 	        218,062

Total operating
expenses	         114,589	          68,506 	       365,779 	        234,045

Operating income  476,956	         350,266       1,221,383 	        547,426

OTHER INCOME	      64,678 	         35,338         150,414 	        113,878

Net income
before taxes	     541,634          385,604 	     1,371,797 	        661,304

FEDERAL AND STATE
INCOME TAXES	     257,892 	        154,000         589,873 	        264,100

Net income        283,742          231,604         781,924 	        397,204

RETAINED EARNINGS -
beginning of
period		        4,654,154        3,647,239 	     4,155,972 	      3,481,639

RETAINED EARNINGS -
end of period	$ 4,937,896 	$     3,878,843 	$    4,937,896 	$     3,878,843

EARNINGS PER SHARE OF
COMMON STOCK	        0.37 	           0.30 	           0.64 	           0.51

Average shares of
stock outstanding  775,585 	       775,592 	        775,585 	        775,638








					Thirty-nine Weeks			Forty Weeks
					Ended					Ended
					August 1, 1998			August 2, 1997

CASH FLOWS FROM OPERATING ACTIVIES

Net income				$        781,924 			$     397,204

Adjustments to reconcile net
income to net cash provided
by operating activities

Depreciation 			          46,097 			       34,185

(Gain) on sale of securities	         (16,348)			       (7,954)
Decrease (increase) in
Accounts receivable		          124,081 		     (302,731)
Inventories				          (3,715)			      (15,747)
Prepaid expenses			           19,405 		       17,433

(Decrease) increase in
Accounts payable			           16,309 		       (3,219)
Accrued income taxes		          118,788 		     (101,070)
Other current liabilities	          (56,730)		      (69,212)

Net cash provided (used)
by operating activities		        1,029,811 		      (51,111)


CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property
and equipment			         (140,962)		      (68,944)
Purchases of securities		         (143,424)		     (125,060)
Sale of securities		           56,750 		      327,960

Net cash (used) provided
by investing activities		$         (227,636)		$     133,956










					Thirty-nine Weeks			Forty Weeks
					Ended					Ended
					August 1, 1998			August 2, 1997

CASH FLOW FROM
FINANCING ACTIVITIES:

Purchases of treasury stock		$(-0-)			$          (830)

Net cash (used) in
financing activities		 (-0-)			           (830)


Increase in cash			     802,175 			         82,015

Cash and cash equivalents
at beginning of year		   2,981,027 			      2,557,251

Cash and cash equivalents
at end of year			$  3,783,202 			$     2,639,266



SUPPLEMENTAL DISCLOSURES:

Interest paid			$	 -0- 				$	 -0-

Income taxes paid	$		     471,085 		$	        332,941












1.	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of August 1, 1998 and November 1, 1997, and the results of operations for the twenty-six weeks ended August 1, 1998 and for the twenty-seven weeks ended August 2, 1997 and cash flows for the respective periods then ended.

2.	The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.






MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION


Cash and cash equivalents--OPT Sciences Corporation's cash balances increased during the first nine months of the year from $2,981,027 to $3,783,202. Profits generated, coupled with a decrease in accounts receivable more than offset asset and marketable security purchases. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Sales revenues have increased by about 39% from the level of the first nine months of the prior year, which continues the growth trend of the prior year. Gross profits increased by about 103% from those of the prior year due to increase in volume which makes more efficient use of the available labor force. Earnings from investments are higher due to higher invested balances than at the same time last year.









SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	OPT-SCIENCE CORPORATION
	Registrant




     Date	Anderson McCabe, President





     Date	Harvey Habeck,
	Chief Accountant



7


OPT-Sciences Corporation and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)

OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

OPT-Sciences Corporation and Subsidiary
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)