Form 10KSB
period 1998-10-31
OPT SCIENCES CORP
filed 1999-02-02
CIK 74688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549
                                  FORM lO-KSB
	(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the fiscal year ended October 31, 1998

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from            to


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

	Check if there is no disclosure of delinquent filers in response to
        Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

        State  issuer's  revenues  for its most  recent  fiscal year:
        $4,833,657.

The aggregate market value of the 242,839 common shares held by non-affiliates of the registrant is $1,699,873, computed by reference to the closing bid and asked prices of such stock as of December 31, 1998.









1
This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant's common shares.

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common Stock, par value of $.25 per share: 776,115 shares outstanding as of December 31, 1998.

Documents Incorporated by Reference

Notice of the 1999 Annual Meeting of Shareholders to be held on March 23, 1999 and related Information Statement which are to be filed are incorporated by reference into Items 9 through 12 of Part III; also incorporated by reference are Exhibits 3 (Articles of Incorporation and By-laws) and 2 (List of Subsidiaries) from the Form 10KSB filed in January 1998 for fiscal year 1997.

Transitional Small Business Disclosure Format

        Yes      No  X












































2
	TABLE OF CONTENTS

	FORM lO-KSB ANNUAL REPORT -- FISCAL YEAR 1998
	OPT-SCIENCES CORPORATION AND SUBSIDIARY


                            PART I

                                                                 PAGE
        Item  1.Description of Business                            4

        Item  2.Description of Property                            6

        Item  3.Legal Proceedings                                  6

	Item  4.Submission of Matters to a Vote of Security
                Holders                                            7


	PART II


	Item  5.Market for Common Equity and
                Related Stockholder Matters                        7

	Item  6.Management's Discussion and Analysis or Plan of
                Operation                                          7

        Item  7.Financial Statements                               8

	Item  8.Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure             8


	PART III


	Item  9.Directors, Executive Officers,Promoters and
		   Control Persons; Compliance with Section 16(a)
                   of the Exchange Act                             8

        Item lO.Executive Compensation                             8

	Item 11.Security Ownership of Certain Beneficial Owners
                   and Management                                  8

        Item 12.Certain Relationships and Related Transactions     8


	PART IV


        Item 13.Exhibits and Reports on Form 8-K                   9

        Signatures                                                22










3
PART I


Item 1.  Description of Business

Business of the Company.
Overview. The Company conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey Corporations. The principal business of the Company is to provide optical coatings, filters, face plates and lighting wedges which improve display readability for electronic instruments used primarily in aircraft. This includes the application of different types of anti-reflection coatings, transparent conductive coatings and other optical coatings. The Company additionally provides full glass cutting, grinding and painting operations which augment its optical coating capabilities. Most of the Company's products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters. This business is a niche business dependent for its success on the aircraft manufacturing industry. It requires custom manufacturing of small lots of products to satisfy component requirements for specific aircraft.

Core Products.
The distinguishing characteristic of the Company's business is its optical thin film coating capability. All products which the Company offers incorporate an optical coating of some type. The primary coatings are its anti-reflection coating used for glare reduction and its transparent conductive coatings used for electromagnetic interference shielding. Both are applied to different types of glass which are mounted on the front of liquid crystal displays (LCD), cathode ray tubes (CRT) and electromechanical displays (EMD).

New Products, Ancillary Products and Services.
In addition to coated glass described above, the Company also offers a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies.

Growth Strategy.
The Company has adopted a fiscally conservative approach to the development of new business. It continues to identify new customers for its products, to collaborate with customers in adapting its products to customer requirements, to price its products competitively but profitably, to maintain high quality, and to add capital equipment and personnel as required. Since the beginning of Fiscal Year 1999, Management has observed a decline in the rate at which customers in the commercial aircraft industry are placing new orders with the Company, a normal cyclical trend that may continue for several years. In this business environment, the Company hopes to offset potential sales declines to existing customers by attempting to sell its product line to customers involved in the business and military avionics market and to other domestic manufacturers of high performance instrument panels. To implement this strategy, the Company will consider employment of senior sales personnel.















4
Marketing and Sales.
The principal sales executive of the Company is the President, who maintains regular contact with the largest customers and continually seeks to develop new customers. The Company does not currently employ the services of manufacturers representatives or sales personnel. The Company and its products are listed in the Thomas Register. The Company engages in a low cost public relations and advertising program. Orders are ordinarily placed with the Company by purchasing personnel of major corporations or governmental agencies, based on price, delivery terms, satisfaction of technical specifications and quality control. Purchases by the Company's customers are ordinarily made from vendors on an approved vendor list. Sales are assisted by creative technical solutions to customer requirements. The Company is already an approved vendor for major aircraft programs and this improves product acceptance by new customers.
During Fiscal 1997 and 1998, the Company made deliveries on a contract supplying anti-glare face-plates for the U.S. space shuttle avionics program. The Company was also the lead supplier for the anti-glare panels for the flat panel displays on the Boeing 777, 737-700/800 and the new 717. The Company's customer base is narrow, with two customers constituting 73.4% of all sales. The Company had a backlog of orders equal to $1.2 million at the end of Fiscal Year 1998, approximately the same as the end of the prior year. Since then, there has been a decline in the flow of new orders. Management attributes this decrease to planned reductions in the manufacture of new commercial aircraft by Boeing and to the completion of the avionics upgrade for the U.S. space shuttle program.
As the demand for its products from its existing customers begins to subside, management intends to diversify its customer and product base. In the course of this change, the Company may experience reduced profit margins and reduced sales.

Patents, Trademarks and Proprietary Knowledge.
The Company does not hold any patent or trademark. Part of its competitive advantage, however, consists of accumulated experience and know-how in satisfying the instrument glass requirements of its customers.

Manufacturing.
Cathode Ray Tubes and Liquid Crystal Displays are now commonly used for aircraft instrumentation. Typically, a customer sends such items to the Company for processing; the Company uses its technology to apply with great precision a micro thin optical non-glare and/or conductive coating to a face plate, which is then mounted on the Cathode Ray Tube or Liquid Crystal Display. The face plate is cut from large pieces of glass which the Company purchases from multiple domestic sources on a commodity basis. After testing for quality control, satisfactory products are shipped to the customer.

Glass lenses are manufactured by the Company from raw glass pieces which the Company purchases in large lots from vendors. The glass is a commodity product which can be purchased generally from several glass manufacturers. The pieces are cut, grounded, polished and coated with a micro thin optical coating. They are shipped to the customer after clearing through quality control.

















5
Unique to both processes is the deposit of a thin film surface on the involved glass by placing the product in a heated vacuum oven with a volatile chemical composition which evaporates and redeposits itself on the glass product.

Environmental Matters.
The Company believes it is in material compliance with applicable United States, New Jersey and local laws and regulations relating to the protection of the environment.

Readiness for Year 2000.
The Company believes that it and its suppliers and customers will not be materially and adversely affected by the impact of the year 2000 date change. Management continues to review and monitor all internal processes and to confirm with its vendors and customers the readiness to deal with computer based problems related to the date change. Management expects to confirm full compliance with year 2000 requirements by July 1, 1999.

Competition.
The principal competition the Company faces is from larger optical coating companies. Competition is based on product quality, price, reputation and ability to meet delivery deadlines. As pointed out above (see Marketing and Sales), status as an approved vendor for the product is frequently very important.

Employees.
As of October 31, 1998, the Company employed 46 full time and 6 part time individuals, none of whom are union members. This represents a decline of 2 full time and an increase of 6 part time employees from November 1, 1997.
The Company expects to adjust the number of its full time employees, if needed in order to react to market conditions. The Company believes it has a good relationship with its employees. The Company is subject to the federal minimum wage and hour laws and provides various routine employee benefits such as life and health insurance. The Company recently created a 401K Plan for the benefit of its employees; it does not have any stock option plan for the benefit of its executives or employees.

Forward-looking Statements.
Certain of the matters discussed above contain forward-looking statements that involve risk and uncertainties. Although the Company believes that its assumptions in making such forward-looking statements are reasonable, the Company cannot give any assurance that the expected results will occur. A significant variation between actual results and any of such assumptions may cause actual results to differ materially from expectations.

Item 2.	Description of Property

	The Company conducts its operations at the principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. The Company's operating subsidiary owns this property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space. The Company's operating subsidiary also owns and utilizes a building containing 5,000 square feet of warehouse and 3,000 square feet of manufacturing space on premises adjacent to the main manufacturing facility. Together, those facilities meet the Company's current and projected space requirements.









6
Item 3.	Legal Proceedings

	 The Company is not a party to any pending legal proceeding.


Item 4.	Submission of Matters to a Vote of Security Holders

	 The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal 1998.


PART II


Item 5.	Market for Common Equity and Related Security Holder Matters

	The Company has not listed its Common Shares on an established public trading market, but shareholders do trade the Company's Shares over the counter. The symbol for the Company's Shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid and asked quotations, for the calendar quarter indicated, as recorded by the National Quotation Bureau, Inc. and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 1997                           Bid              Asked
        First Quarter                 $4               $61/2
	Second Quarter		      41/4 - 43/4       81/4
        Third Quarter                 43/4               7
        Fourth Quarter                43/4               7

Fiscal 1998                           Bid              Asked
     First Quarter                   $43/4 - 4         $53/4 - 7
        Second Quarter                 4   - 6            63/4
        Third Quarter                 53/4 - 61/4       63/4 -71/4
        Fourth Quarter                61/4              73/4


As of December 31, 1998, the closing bid for the Company Shares was $6 1/4 and the closing ask was $7 3/4 per share.

The Company had 1,205 shareholders of record of its Common Stock as of December 31, 1998.



Distributions

The Company did not declare or pay any dividend on its Common Stock during Fiscal Year 1998 and does not presently intend to pay dividends on its Common Stock in the foreseeable future.













7
Item 6. Management's Discussion and Analysis or Plan of Operation.


LIQUIDITY AND CAPITAL RESOURCES.

As a result of the Company's relatively strong cash position, the Company has sufficient liquidity to fund its contemplated capital and operating activities through Fiscal 1999. The Company also anticipates earnings in Fiscal 1999 which will further assure the Company's ability to meet its capital expenditure requirements.

                            RESULTS OF OPERATIONS

                               Fiscal Year 1998

Fiscal 1998 was a record year for the Company. Sales increased by approximately 28% and operating income increased by 64%. Management believes that its success resulted from a convergence of special opportunities. The strong commercial aircraft market enabled the Company to become more selective in business it solicited, concentrating its efforts in higher profit margin products and fully utilizing its capacity to meet demand. During Fiscal 1998, the Company significantly increased its sales of anti-glare panels for the flat panel displays used on the Boeing 777 and 787-700/800. Other sources of income increased approximately 35%, primarily related to an increase in interest earning assets.

                               Fiscal Year 1997

Fiscal 1997 was also a record year for the Company. Sales increased by almost 40% and net operating income increased by 73%. The increase was due in large part to the previously discussed NASA contract and an expanding aircraft market. These programs made a significant contribution towards the Company's increased sales over the preceding year. Other sources of income remained comparable to Fiscal 1996.


INFLATION

During the three year period that ended on October 31, 1998, inflation did not have a material effect on the Company's operating results.

Item 7.	Financial Statements

The Consolidated Financial Statements, the notes thereto, and the report thereon by Mayer, Shanzer & Mayer, P.C. dated December 28, 1998, are filed as part of this report on pages 10 to 21 below.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There is no information relevant to the Registrant which must be disclosed under this item.













8
PART III


The information required by Part III (Items 9, 10, 11 and 12) are incorporated by reference from the Company's definitive Information Statement to be filed in accordance with 240.14c-101, Schedule 14C.




PART IV


Item 13.	Exhibits and Reports on Form 8-KSB

		(a)	Financial Statements, Schedules and Exhibits

			1.	Financial Statements and Schedules
				See Index to Consolidated Financial Statements and Schedules on page 10.

			2.	Exhibits:

				3.	Articles of Incorporation and By-Laws-
                                        Incorporated by reference to the Form
                                        10-KSB filed by the Registrant with the
                                        SEC for its fiscal year ended November
                                        1, 1997 starting on page 22.

                                4. List of Subsidiaries - Incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC for its fiscal year ended November 1, 1997 starting on page 54.































                           TABLE OF CONTENTS








                                                       PAGE

Independent Auditor's Report				12

Consolidated Balance Sheets				13

Consolidated Statements of Earnings			15

Consolidated Statements of
	Stockholders' Equity				16

Consolidated Statements of Cash Flows                   17

Notes to Consolidated Financial Statements              19









































10
INDEPENDENT AUDITOR'S REPORT


To Stockholders and Board of Directors
OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of October 31, 1998 and November 1, 1997 and the related consolidated statements of earnings and stockholders' equity and cash flows for each of the fiscal years in the two year period ended October 31, 1998 (52 weeks). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of October 31, 1998 and
November 1, 1997 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 31, 1998 in conformity with generally accepted accounting principles.




MAYER, SHANZER & MAYER, P.C.

A Professional Corporation


December 28, 1998






















OPT-Sciences Corporation and Subidiary
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements



ASSETS
                                           October 31,            November 1,
                                              1998                   1997
CURRENT ASSETS

Cash and cash equivalents                $ 4,190,509            $ 2,981,027
Trade accounts receivable		     704,822 		    903,496
Inventories                                  357,716                322,707
Prepaid expenses                               4,573                 28,992
Marketable securities			     501,884 		    375,489

Total current assets			   5,759,504 		  4,611,711


PROPERTY AND EQUIPMENT

Land                                         114,006                114,006
Building and improvements                    335,845                335,845
Machinery and equipment                      739,007                598,607
Small tools                                   53,580                 53,580
Furniture and fixtures                         8,048                  8,048
Office equipment                              26,709                 40,990
Automobile                                    42,336                 42,336

Total property and
equipment                                  1,319,531              1,193,412



Less: accumulated depreciation               828,382                775,441

Net property and
equipment                                    491,149                417,971

Total assets                             $ 6,250,653            $ 5,029,682























OPT-Sciences Corporation and Subsidiary
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements


LIABILITIES AND STOCKHOLDERS' EQUITY

                                           October 31,            November 1,
                                              1998                   1997
CURRENT LIABILITIES

Accounts payable - trade                    $ 64,305               $ 76,267
Accrued income taxes                         241,599                146,210
Other current liabilities                    334,452                283,211

Total current liabilities                    640,356                505,688


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares                  250,000                250,000
Additional paid in capital                   272,695                272,695
Retained earnings                          5,254,632              4,155,972
Net unrealized gains on
equity securities                             20,188                 32,545
Less treasury stock at cost -
224,415 shares                              (187,218)              (187,218)

Total stockholders' equity                 5,610,297              4,523,994

Total liabilities and
stockholders' equity                     $ 6,250,653            $ 5,029,682






























OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF EARNINGS
The accompanying notes are an integral part of these financial statements



                                       Fiscal Year Ended     Fiscal Year Ended
                                        October 31,1998       November 1, 1997
                                          (52 Weeks)             (52 Weeks)

NET SALES                                $ 4,628,429            $ 3,618,299

COST OF SALES                              2,516,145              2,195,422

Gross profit
on sales                                   2,112,284              1,422,877

OPERATING EXPENSES

Sales & delivery                              32,721                 25,574
General and administrative                   511,407                443,427

Total operating expenses                     544,128                469,001

Operating income                           1,568,156                953,876

OTHER INCOME                                 205,228                152,127

Net income before taxes                    1,773,384              1,106,003

FEDERAL AND STATE
INCOME TAXES                                 674,724                431,670

Net income                               $ 1,098,660              $ 674,333

EARNINGS PER SHARE OF
COMMON STOCK                                    1.42                    .87

Weighted average
number of shares                             775,585                775,625
























OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
The accompanying notes are an integral part of these financial statements


                                        Fiscal Year Ended     Fiscal Year Ended
                                         October 31, 1998      November 1, 1997
                                            (52 Weeks)            (52 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                              $  1,098,660              $ 674,333

Adjustments to reconcile net income
  to netcash provided
  by operating activities:

Depreciation                                  67,783                 44,022

(Gain) on sale of securities                 (22,431)                (7,833)

Decrease (increase) in:
Accounts receivable                          198,674               (423,318)
Inventories                                  (35,009)              (103,101)
Prepaid expenses                              24,419                 (3,054)

(Decrease) increase in:
Accounts payable                             (11,962)                32,507
Accrued income taxes                          95,389                 (4,840)
Other current liabilities                     51,241                 79,432

Net cash provided
by operating activities                    1,466,764                288,148


CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment         (140,961)               (68,941)
Purchases of securities                     (218,424)              (125,062)
Sale of securities                           102,103                330,461

Net cash (used) provided
by investing activities                   $ (257,282)             $ 136,458





















OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements


                                        Fiscal Year Ended     Fiscal Year Ended
                                         October 31, 1998      November 1, 1997
                                            (52 Weeks)            (52 Weeks)
CASH FLOW FROM
FINANCING ACTIVITIES:

Purchases of treasury stock                    $ -0-                 $ (830)

Net cash (used) in
financing activities                             -0-                   (830)


Increase in cash                           1,209,482                423,776

Cash and cash equivalents
at beginning of year                       2,981,027              2,557,251

Cash and cash equivalents
at end of year                           $ 4,190,509            $ 2,981,027



SUPPLEMENTAL DISCLOSURES:

Interest paid                                  $ -0-                  $ -0-

Income taxes paid                          $ 579,335              $ 436,448
































OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements


                                             Reserve for
                                             Net Unrealized
                                             Gains or Losses
                Common  Paid-in   Retained   on Equity        Treasury    Stock
                Stock   Capital   Earnings   Securities       Cost        Shares

Balance -
October 26,
 1996         $250,000 $272,695  $3,481,639   $20,451        $(186,388) $223,885


Net income
for the fiscal
year ended
November 1,
 1997                              $674,333   $12,094


Purchase of
treasury stock                                                   $(830)     $530


Balance -
November 1,
 1997         $250,000 $272,695  $4,155,972   $32,545        $(187,218) $224,415


Net income
for the fiscal
year ended
October 31,
 1998                            $1,098,660  $(12,357)


Balance -
October 31,
 1998         $250,000 $272,695 $5,254,632    $20,188        $(187,218) $224,415





















OPT-Sciences Corporation and Subsidiary
NOTES TO  CONSOLIDATED FINACIAL STATEMENTS
The accompanying notes are an integral part of these financial statements


NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OPT-Sciences Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's classifications.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable

Bad debts are charged to operations in the year in which the account is determined to be doubtful. If the allowance method for doubtful accounts were used it would not have a material effect on the financial statements.

Inventories

Raw materials are stated at the lower of average cost or market. Work in process and finished goods are stated at accumulated cost of raw material, labor and overhead, or market, whichever is lower. Market is net realizable value.













OPT-Sciences Corporation and Subsidiary
NOTES TO  CONSOLIDATED FINACIAL STATEMENTS
The accompanying notes are an integral part of these financial statements


Marketable Securities

Marketable securities consist of debt and equity securities and mutual funds. Equity securities include both common and preferred stock.

The Company's investment securities are classified as "available-for-sale". Accordingly, unrealized gains and losses and the related deferred income tax effects when material, are excluded from earnings and reported in a separate component of stockholders' equity. Realized gains or losses are computed based on specific identification of the securities sold.

Property and Equipment

Property and equipment are comprised of land, building and improvements, machinery and equipment, small tools, furniture and fixtures, office equipment and automobiles. These assets are recorded at cost.

Depreciation for financial statement purposes is calculated over estimated useful lives of three to twenty-five years, using the straight-line method.

Maintenance and repairs are charged to expense as incurred.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees at the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions for the year ended October 31, 1998 were $5,490.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.
















OPT-Sciences Corporation and Subsidiary
NOTES TO CONSOLIDATED FINACIAL STATEMENTS
The accompanying notes are an integral part of these financial statements


NOTE 2 - Inventories

Inventories consisted of the following:

                                            October 31,            November 1,
                                              1998                   1997

Finished goods                              $ 55,747               $ 57,582

Raw materials and supplies                  $ 31,852               $ 17,619

Work in progress                           $ 270,117              $ 247,506


                                           $ 357,716              $ 322,707


NOTE 3 - Marketable Securities

Marketable securities consisted of the following at October 31, 1998 and November 1, 1997.

                                              1998                   1997

Common stock                                 $ 4,706                $ 4,116

Preferred stock                            $ 452,031              $ 326,280

Corporate bonds                             $ 45,147               $ 45,092


                                           $ 501,884              $ 375,488



The following is an analysis of marketable securities available for sale at October 31, 1998 and November 1, 1997.

                                              1998                   1997

Amortized cost basis                       $ 481,696              $ 342,943

Gross unrealized gains                      $ 20,188               $ 32,545

Gross unrealized losses                          -0-                    -0-


                                           $ 501,884              $ 375,488


Sales of securities available for sale during the years ended October 31, 1998 and November 1, 1997 were as follows:

                                              1998                    1997

Proceeds from sales                        $ 102,103               $ 330,461

Gross realized gains                        $ 22,431                 $ 7,833


20
OPT-Sciences Corporation and Subsidiary
NOTES TO CONSOLIDATED FINACIAL STATEMENTS
The accompanying notes are an integral part of these financial statements


NOTE 4 - Income Taxes

The provision for income taxes based on earnings reported in the financial statements is as follows:

Current Tax Expense                        October 31,           November 1,
                                             1998                   1997

Federal                                    $ 522,769             $ 334,309

State                                      $ 151,955              $ 97,361

        Total                              $ 674,724             $ 431,670


The Company has no deferred tax liabilities. The deferred tax asset of $13,200 resulting from capital loss carryforwards of $66,036 was reduced by a valuation allowance of $13,200. The Company does not believe that it is likely that it will generate sufficient capital gains within the appropriate time period to offset those capital losses. Book and tax depreciation differences are not considered material to these financial statements.


NOTE 5 - Major Customers

Two customers accounted for approximately $3,036,600 and $362,000 of net sales during the year ended October 31, 1998 and approximately $1,976,100 and $776,900 of net sales during the year ended November 1, 1997. The amount due from these customers, included in trade accounts receivable, was approximately $510,400 for the year ended October 31, 1998 and $724,600 for the year ended November 1, 1997.


NOTE 6 - Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was $3,830,031 at October 31, 1998 and $2,221,983 at November 1, 1997.


















                                  SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OPT-SCIENCES CORPORATION



                                             By:
                                                Anderson L. McCabe
                                                President


Date:  January   , 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                 TITLE                   DATE


                             President and          January   , 1999
Anderson L. McCabe           Director


                             Secretary,             January   , 1999
Arthur J. Kania              Treasurer and
                             Director

                             Director               January   , 1999
Arthur J. Kania, Jr.


                             Chief                  January   , 1999
Harvey Habeck                Accountant