Form 10QSB
period 1999-01-30
OPT SCIENCES CORP
filed 1999-03-15
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended January 30, 1999

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

Yes		X		No__________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


	Class			Outstanding at January 30, 1999
Common Stock, par value $0.25			775,585 shares










INDEX




PART I		FINANCIAL INFORMATION

Item 1.		Financial Statements

Consolidated Balance Sheets - January 30,
1999 and October 31, 1998	3

Consolidated Statements of Income -
thirteen weeks ended January 30, 1999 and
thirteen weeks ended  January 31, 1998	5

Consolidated Statements of Cash Flows -
thirteen weeks ended January 30, 1999 and
thirteen weeks ended January 31, 1998	6

Notes to Consolidated Financial Statements	7

Item 2.		Management's Discussion
and Analysis or Plan of Operation	8


PART II	OTHER INFORMATION

Item 1		Not Applicable

Item 2		Not Applicable

Item 3		Not Applicable

Item 4		Not Applicable

Item 5		Not Applicable

Item 6		Not Applicable


SIGNATURE	9







	ASSETS


	January 30,			October 31,
	     1999			    1998
CURRENT ASSETS

Cash and cash equivalents	$  4,102,160 		$  4,190,509
Trade accounts receivable	     573,558 		     704,822
Inventories				     342,300 		     357,716
Prepaid expenses			      15,291 		       4,573
Marketable securities		     531,180 		     501,884

Total current assets		   5,564,489 		   5,759,504


PROPERTY AND EQUIPMENT

Land					     114,006 		     114,006
Building and improvements	     335,845 		     335,845
Machinery and equipment		     739,007 		     739,007
Small tools				      53,580 		      53,580
Furniture and fixtures		       8,048 		       8,048
Office equipment			      26,709 		      26,709
Automobile				      42,336 		      42,336

Total property and
equipment				   1,319,531 		   1,319,531

Less: accumulated depreciation     848,014 		     828,382

Net property and equipment	     471,517 		     491,149

Total assets			$  6,036,006 		$  6,250,653









	LIABILITIES AND STOCKHOLDERS' EQUITY


	January 30,		October 31,
	    1999				    1998
CURRENT LIABILITIES

Accounts payable - trade		$       48,645 		$       64,305
Accrued income taxes			       128,749 		       241,599
Other current liabilities		       128,495 		       334,452

Total current liabilities		       305,889 		       640,356


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares		       250,000 		        250,000
Additional paid in capital		       272,695 		        272,695
Retained earnings				     5,370,156 		      5,254,632
Net unrealized gains on
equity securities				        24,484 		         20,188
Less treasury stock at cost -
224,415 shares  				      (187,218)		       (187,218)

Total stockholders' equity		     5,730,117 		      5,610,297

Total liabilities and
stockholders' equity			  $  6,036,006 		   $  6,250,653









		Thirteen Weeks			Thirteen Weeks
	Ended	Ended
	January 30, 1999			January 31, 1998

NET SALES				$         884,176 	$        1,047,004

COST OF SALES			          592,144 	           547,581

Gross profit
on sales				          292,032 	           499,423

OPERATING EXPENSES

Sales & delivery			            7,579 	             3,193
General and administrative	          137,474 	           119,494

Total operating expenses	          145,053 	           122,687

Operating income			          146,979 	           376,736

OTHER INCOME			           55,695 	            40,365

Net income before taxes		          202,674 	           417,101

FEDERAL AND STATE
INCOME TAXES			           87,150 	           166,182

Net income				          115,524 	           250,919

RETAINED EARNINGS -
beginning of period		        5,254,632 	         4,155,972

RETAINED EARNINGS -
end of period			$       5,370,156 	$        4,406,891

EARNINGS PER SHARE OF
COMMON STOCK			             0.15 	              0.32

Average shares of
stock outstanding			          775,585 	           775,585











	Thirteen Weeks 	Thirteen Weeks
	Ended January 30,	Ended January 31,
	       1999			        1998

CASH FLOWS FROM OPERATING ACTIVITIES

Net income					$     115,524 		$      250,919

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation 				       19,632 		        10,331
Loss on sale of securities			    -0- 		           798
Decrease (increase) in:
Accounts receivable			      131,264 		       229,522
Inventories					       15,416 		         9,293
Prepaid expenses				      (10,718)		         7,716
(Decrease) increase in:
Accounts payable				      (15,660)		       (32,793)
Accrued income taxes			     (112,850)		       (33,818)
Other current liabilities		     (205,957)		      (117,089)

Net cash (used) provided
by operating activities			      (63,349)		       324,879

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment		    -0- 		       (35,563)
Purchases of securities			      (25,000)		       (50,018)
Sale of securities				    -0- 		         6,250

Net cash (used) provided
by investing activities			$     (25,000)		 $     (79,331)

(Decrease) increase in cash		      (88,349)		       245,548
Cash and cash equivalents
at beginning of year			    4,190,509 		     2,981,027
Cash and cash equivalents
at end of year				 $  4,102,160 		 $   3,226,575

SUPPLEMENTAL DISCLOSURES:
Interest paid				$         -0- 		 $         -0-

Income taxes paid	 			$     200,000 		$      200,000












1.	In the opinion of management, the accompanying unaudited consolidated
Financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of January 30, 1999 and October
31, 1998, and the results of operations for the thirteen weeks ended January 30, 1999 and January 31, 1998 and cash flows for the respective periods then ended.

2.	The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.








MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION


Cash and cash equivalents--OPT Sciences Corporation's cash balances decreased during the first quarter of the year from $4,190,509 to $4,102,160. Profits generated, coupled with a decrease in accounts receivable and inventory, did not offset decreases in current obligations. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Sales revenues have decreased by about 16% from the level of the first quarter of the prior year. The drop-off is due primarily to the expiration of a large program during the prior quarter. This has caused the gross profit to fall about 42% as compared to the prior year as the Company is not producing at its full capacity. Earnings from investments are higher due to higher invested balances than at the same time last year.


READINESS FOR YEAR 2000

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