Form 10QSB
period 1999-05-01
OPT SCIENCES CORP
filed 1999-08-19
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended May 1, 1999

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


	Class                               Outstanding at May 1, 1999
Common Stock, par value $0.25                   775,585 shares


INDEX




PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

	Consolidated Balance Sheets - May 1,
	1999 and October 31, 1998                        3

	Consolidated Statements of Income -
	thirteen weeks ended May 1, 1999 and
	May 2, 1998 and twenty-six weeks
	ended May 1, 1999 and May 2, 19985               5

	Consolidated Statements of Cash Flows -
	twenty-six weeks ended May 1, 1999 and
	May 2, 1998                                      6

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


ASSETS


					     May 1,                 October 31,
					      1999                     1998
CURRENT ASSETS
  Cash and cash equivalents              $  3,803,643               $ 4,190,509
  Trade accounts receivable                   867,008                   704,822
  Inventories                                 345,711                   357,716
  Prepaid income taxes                        120,180                       -0-
  Prepaid expenses                              7,956                     4,573
  Marketable securities                       527,013                   501,884

	Total current assets                5,671,511                 5,759,504



PROPERTY AND EQUIPMENT
  Land                                        114,006                   114,006
  Building and improvements                   335,845                   335,845
  Machinery and equipment                     739,007                   739,007
  Small tools                                  53,580                    53,580
  Furniture and fixtures                        8,048                     8,048
  Office equipment                             32,115                    26,709
  Automobile                                   42,336                    42,336

	Total property and
	Equipment                           1,324,937                 1,319,531



	Less: accumulated depreciation        866,170                   828,382



	Net property and equipment            458,767                   491,149



	Total assets                      $ 6,130,278               $ 6,250,653


OPT-Sciences Corporation and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


					      May 1,                 October 31,
					       1999                     1998

CURRENT LIABILITIES
  Accounts payable - trade                   $ 69,208                 $ 64,305
  Accrued income taxes                            -0-                  241,599
  Other current liabilities                   117,961                  334,452


	Total current liabilities             187,169                  640,356



STOCKHOLDERS' EQUITY
  Common capital stock - par value
  $.025 per share - authorized
  and issued 1,000,000 shares                 250,000                  250,000
  Additional paid in capital                  272,695                  272,695
  Retained earnings                         5,587,315                5,254,632
  Net unrealized gains on
    equity securities                          20,317                   20,188
  Less treasury stock at cost -
    224,415 shares                           (187,218)                (187,218)


Total stockholders' equity                  5,943,109                5,610,297


Total liabilities and
stockholders' equity                      $ 6,130,278              $ 6,250,653



OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME AND RETATINED EARNINGS
(Unaudited)


			Thirteen      Thirteen      Twenty-Six    Twenty-Six
			Weeks Ended   Weeks Ended   Weeks Ended   Weeks Ended
			May 1, 1999   May 2, 1998   May 1, 1999   May 2, 1998

NET SALES              $ 1,060,628   $ 1,145,059   $ 1,944,804   $ 2,192,063

COST OF SALES              630,105       648,865     1,222,249     1,196,446

Gross profit on sales      430,523       496,194       722,555       995,617


OPERATING EXPENSES

Sales & delivery             7,889         8,601        15,468        11,794

General and administrative 123,990       119,902       261,464       239,396

Total operating expenses   131,879       128,503       276,932       251,190

Operating income           298,644       367,691       445,623       744,427


OTHER INCOME                52,600        45,371       108,295        85,736

Net income before taxes    351,244       413,062       553,918       830,163


FEDERAL AND STATE
  INCOME TAXES             140,287       165,799       221,235       331,981

Net income                 210,957       247,263       332,683       498,182


RETAINED EARNINGS -

  beginning of period    5,376,358      4,406,891     5,254,632    4,155,972



RETAINED EARNINGS -
  end of period        $ 5,587,315    $ 4,654,154   $ 5,587,315  $ 4,654,154

EARNINGS PER SHARE OF
  COMMON STOCK                0.27           0.32          0.43         0.64

Average shares of
  stock outstanding        775,585        775,585       775,585      775,585




OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



					Twenty-Six      Twenty-Six
					Weeks Ended     Weeks Ended
					May 1, 1999     May 2, 1998


CASH FLOWS FROM OPERATING ACTIVITIES

Net income                              $ 332,683       $ 498,182

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

Depreciation and amortization              37,788          18,867

Loss (gain) on sale of securities             -0-             798


Decrease (increase) in:

Amounts receivable                       (162,186)        263,702

Inventories                                12,005         (25,745)

Prepaid incomes taxes                    (120,180)            -0-

Prepaid expenses                           (3,383)         14,694


(Decrease) increase in:

Accounts payable                            4,903          40,070

Accrued income taxes                     (241,599)         74,575

Other current liabilities                (216,491)        (91,340)

Net cash (used) provided
by operating activities                  (356,460)        793,803


CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment        (5,406)       (131,152)

Purchases of securities                   (25,000)        (75,018)

Sale of securities                            -0-           6,250


Net cash (used)
  by investing activities                 (30,406)       (199,920)






OPT-Sciences Corporation and Subsidiary
CONSOLIDATED OF CASH FLOWS
(Unaudited)


					 Twenty-Six      Twenty-Six
					 Weeks Ended     Weeks Ended
					 May 1, 1999     May 2, 1998


CASH FLOWS FROM FINANCING ACTIVITIES

Purchases of treasury stock                  $ -0-           $ -0-

Net cash (used) in
  financing activities                         -0-             -0-

(Decrease) increase in cash               (386,866)        593,883

Cash and cash equivalents
  at beginning of year                   4,190,509       2,981,027

Cash and cash equivalents
  at end of year                         3,803,643       3,574,910


SUPPLEMENTAL DISCLOSURES:

Interest paid                                  -0-             -0-

Income taxes paid                        $ 582,889       $ 269,781




OPT-Sciences Corporation and Subsidiary
NOTES TO CONDENSESD FINACIAL STATEMENTS
(Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of May 1, 1999 and October 31, 1998, and the results of operations for the twenty-six weeks ended May 1, 1999 and May 2, 1998 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.






MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION

Cash and cash equivalents - OPT Sciences Corporation's cash balances decreased during the twenty-six weeks of the year from $4,190,509 to $3,803,643.
Profits generated could not offset an increase in accounts receivable, asset And marketable security purchases and the payment of current and estimated corporate income taxes. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Sales revenues have decreased by about 11% from the level of the first six months of the prior year. The drop-off is due primarily to the expiration of a large program at the end of the prior fiscal year. This has caused the gross profit to fall about 27% as compared to the prior year as the Company is not producing at its full capacity. Earnings from investments are higher due to higher invested balances than at the same time last year.


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