Form 10QSB
period 1999-07-31
OPT SCIENCES CORP
filed 1999-09-10
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended July 31, 1999

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

Yes		X		No__________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


	Class			Outstanding at July 31, 1999
Common Stock, par value $0.25           775,385 shares








INDEX




PART I		FINANCIAL INFORMATION

Item 1.		Financial Statements

Consolidated Balance Sheets - July 31,
1999 and October 31, 1998                      3

Consolidated Statements of Income -
thirteen weeks ended July 31, 1999 and
August 1, 1998 and thirty-nine weeks
ended July 31, 1999 and August 1, 1998         5

Consolidated Statements of Cash Flows -
thirty nine weeks ended July 31, 1999 and
August 1, 1998                                 6

Notes to Consolidated Financial Statements     8

Item 2.	Management's Discussion
        and Analysis or Plan of Operation      9


PART II	OTHER INFORMATION

Item 1		Not Applicable

Item 2		Not Applicable

Item 3		Not Applicable

Item 4		Not Applicable

Item 5		Not Applicable

Item 6		Not Applicable


SIGNATURE	10




OPT-Sciences Corporation and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)



ASSETS

                                July 31,        October 31,
                                  1999               1998

CURRENT ASSETS

Cash and cash equivalents	$ 4,160,208	$ 4,190,509
Trade accounts receivable           768,202         704,822
Inventories                         341,700         357,716
Prepaid income taxes                131,511             -0-
Prepaid expenses                      3,558           4,573
Marketable securities               510,087         501,884

Total current assets              5,915,266       5,759,504


PROPERTY AND EQUIPMENT

Land                                114,006         114,006
Building and improvements           356,845         335,845
Machinery and equipment             767,008         739,007
Small tools                          53,580          53,580
Furniture and fixtures                8,048           8,048
Office equipment                     32,115          26,709
Automobile                           42,336          42,336

Total property and
equipment                         1,373,938       1,319,531

Less: accumulated depreciation      884,326         828,382

Net property and
equipment                           489,612         491,149

Total assets                    $ 6,404,878     $ 6,250,653










LIABILITIES AND STOCKHOLDERS' EQUITY

                                  July 31,        October 31,
                                    1999             1998
CURRENT LIABILITIES

Accounts payable - trade           103,385           64,305
Accrued income taxes                   -0-          241,599
Other current liabilities          143,010          334,452

Total current liabilities          246,395          640,356


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares        250,000          250,000
Additional paid in capital         272,695          272,695
Retained earnings                5,820,165        5,254,632
Net unrealized gains on
equity securities                    3,391           20,188
Less treasury stock at cost -
224,615 shares and 224,415 shares (187,768)        (187,218)

Total stockholders' equity       6,158,403        5,610,297

Total liabilities and
stockholders' equity           $ 6,404,878       $6,250,653





OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)



                Thirteen Weeks  Thirteen Weeks  Thirty-nine     Thirty-nine
                Ended           Ended           Weeks Ended     Weeks Ended
                July 31, 1999   August 1, 1998  July 31, 1999   August 1, 1998

NET SALES	$ 1,079,148	$ 1,266,911	$ 3,023,952	$ 3,458,974

COST OF SALES       606,313         675,366       1,828,562       1,871,812

Gross profit
on sales            472,835         591,545       1,195,390       1,587,162


OPERATING EXPENSES
Sales & delivery      7,652           7,340          23,120          19,134
General and
 administrative     131,620         107,249         393,084         346,645

Total operating
 expenses           139,272         114,589         416,204         365,779

Operating income    333,563         476,956         779,186       1,221,383

OTHER INCOME         54,132          64,678         162,427         150,414

Net income before
 taxes              387,695         541,634         941,613       1,371,797

FEDERAL AND STATE
INCOME TAXES        154,845         257,892         376,080         589,873

Net income          232,850         283,742         565,533         781,924

RETAINED EARNINGS -
beginning of
 period           5,587,315       4,654,154       5,254,632       4,155,972

RETAINED EARNINGS -
end of period	$ 5,820,165	$ 4,937,896 	$ 5,820,165	$ 4,937,896

EARNINGS PER SHARE OF
COMMON STOCK           0.30            0.37            0.73            1.01

Average shares of
stock outstanding   775,548         775,585         775,573         775,585





OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                               Thirty-nine Weeks       Thirty-nine Weeks
                                  Ended                      Ended
                               July 31, 1999            August 1, 1998

CASH FLOWS FROM OPERATING ACTIVIES

Net income                         $ 565,533                $ 781,924

Adjustments to reconcile net
income to net cash provided
by operating activities

Depreciation                          55,944                   46,097

(Gain) on sale of securities             -0-                  (16,348)
Decrease (increase) in:
Accounts receivable                  (63,380)                 124,081
Inventories                           16,016                   (3,715)
Prepaid Income taxes                (131,511)                      -0-
Prepaid expenses                       1,015                   19,405

(Decrease) increase in
Accounts payable                      39,080                   16,309
Accrued income taxes                (241,599)                 118,788
Other current liabilities           (191,442)                 (56,730)

Net cash provided
by operating activities               49,656                1,029,811


CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment  (54,407)                (140,962)
Purchases of securities              (25,000)                (143,424)
Sale of securities                        -0-                  56,750

Net cash (used)
by investing activities            $ (79,407)              $ (227,636)









                             Thirty-nine Weeks       Thirty-nine Weeks
                                 Ended                     Ended
                               July 31, 1999          August 1, 1998

CASH FLOW FROM
FINANCING ACTIVITIES:

Purchases of treasury stock           $ (550)                  $ (-0-)

Net cash (used) by
financing activities                    (550)                    (-0-)


(Decrease) Increase in cash          (30,301)                 802,175

Cash and cash equivalents
at beginning of year               4,190,509                2,981,027

Cash and cash equivalents
at end of year                   $ 4,160,208              $ 3,783,202



SUPPLEMENTAL DISCLOSURES:

Interest paid                          $ -0-                     $-0-

Income taxes paid                  $ 749,065                $ 471,085






OPT-Sciences Corporation and Subsidiary
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of July 31, 1999 and October 31, 1998, and the results of operations for the thirty-nine weeks ended
July 31, 1999 and August 1, 1998 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.








MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION


Cash and cash equivalents - OPT Sciences Corporation's cash balances decreased during the thirty-nine weeks of the year from $4,190,509 to $4,160,208.Profits generated could not offset an increase in accounts receivable, asset and marketable security purchases and the payment of current and estimated corporate income taxes. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Sales revenues have decreased by about 13% from the level of the first nine months of the prior year. The drop-off is due primarily to the expiration of a large program at the end of the prior fiscal year. This has caused the gross profit to fall about 25% as compared to the prior year as the Company is not producing at its full capacity. Earnings from investments are higher due to higher invested balances than at the same time last year.


READINESS FOR YEAR 2000

The Company believes that it and its suppliers and customers will not be materially and adversely affected by the impact of the year 2000 date change. Management continues to review and monitor all internal processes and to confirm with its vendors and customers the readiness to deal with computer based problems related to the date change.










SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OPT-SCIENCE CORPORATION
                                           Registrant




Date                                       Anderson McCabe, President





Date                                       Harvey Habeck,
                                           Chief Accountant