Form 10KSB
period 1999-10-30
OPT SCIENCES CORP
filed 2000-02-04
CIK 74688

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC   20549
                                 FORM 10-KSB
    (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended October 30, 1999

    [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from            to

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


Issuer's telephone number, including Area Code: (856) 829-2800

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

    State  issuer's  revenues  for its most  recent  fiscal year:
$4,194,824.

The aggregate market value of the 240,499 common shares held by non-affiliates of the registrant is $1,397,900, computed by reference to the closing bid and asked prices of such stock as of December 31, 1999.

This computation is based on the number of issued and outstanding shares
Held by persons other than officers, directors and shareholders of 5% or more of the registrant's common shares.

              (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    State the number of shares outstanding of each of the issuer's classes
Of common equity, as of the latest practical date. Common Stock, par value of $.25 per share: 775,575 Shares outstanding as of December 31, 1999.

Documents Incorporated by Reference

    Notice of the 2000 Annual Meeting of Shareholders to be held on March 15, 2000 and related Information Statement which are to be filed are incorporated by reference into Items 9 through 12 of Part III; also incorporated by reference are Exhibits 3 (Articles of Incorporation and By-laws) and 21(List of Subsidiaries) from the Form 10KSB filed in January 1998 for fiscal year
1997.

       Transitional Small Business Disclosure Format

           Yes         No  X

                         TABLE OF CONTENTS

                 FORM 10-KSB ANNUAL REPORT -- FISCAL YEAR 1999
                   OPT-SCIENCES CORPORATION AND SUBSIDIARY

                              PART I

                                                              PAGE

    Item  1.Description of Business                             4

    Item  2.Description of Property                             7

    Item  3.Legal Proceedings                                   7

    Item  4.Submission of Matters to a Vote of Security
            Holders                                             7


                              PART II

    Item  5.Market for Common Equity and
            Related Stockholder Matters                         7

    Item  6.Management's Discussion and Analysis or Plan of
            Operation                                           8

    Item  7.Financial Statements                                9

    Item  8.Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure              9


                              PART III

    Item  9.Directors, Executive Officers, Promoters and
           Control Persons; Compliance with Section 16(a)
           of the Exchange Act                                 9

    Item 10. Executive Compensation                            9

    Item 11.Security Ownership of Certain Beneficial Owners
           and Management                                      9

    Item 12.Certain Relationships and Related
           Transactions                                        9


                               PART IV

    Item 13.Exhibits and Reports on Form 8-K                   9


    Signatures                                                10

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    Business of the Company. Overview. The Company, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey Corporations. The principal business of the Company is to provide optical coatings, filters, faceplates and lighting wedges which improve display readability for electronic instruments used primarily in aircraft. This includes the application of different types of anti-reflection coatings, transparent conductive coatings and other optical coatings. The Company additionally provides full glass cutting, grinding and painting operations which augment its optical coating capabilities.
Most of the Company's products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters. This business is a niche business dependent for its success on the aircraft manufacturing industry. It requires custom manufacturing of small lots of products to satisfy component requirements for specific aircraft.

    Core Products. The distinguishing characteristic of the Company's business is its optical thin film coating capability. All products which the Company offers incorporate an optical coating of some type. The primary coatings are its anti-reflection coating used for glare reduction and its transparent conductive coatings used for electromagnetic interference shielding. Either or both coatings are applied to different types of glass face plates which are mounted on the front of liquid crystal displays
(LCDs), cathode ray tubes (CRTs) and electromechanical displays (EMDs).

    New Products; Ancillary Products and Services. In addition to coated glass described above, the Company also offers a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies.

    Growth Strategy. The Company has adopted a fiscally conservative approach to the development of new business. It continues to identify new customers for its products, to collaborate with customers in adapting its products to customer requirements, to price its products competitively but profitably, to maintain high quality, and to add capital equipment and personnel as required. Since the beginning of Fiscal Year 2000, Management has observed a decline in the rate at which customers in the commercial aircraft industry are placing new orders with the Company, a normal cyclical trend that may continue for several years. In this business environment, the Company hopes to offset potential sales declines to existing customers by attempting to sell its product line to customers involved in the business and military avionics market and to other domestic manufacturers of high performance instrument panels. To implement this strategy, the Company will consider employment of senior sales personnel.

    Marketing and Sales. The principal sales executive of the Company is The President, who maintains regular contact with the largest customers and continually seeks to develop new customers. The Company does not currently employ the services of manufacturers representatives or sales personnel.
The Company and its products are listed in the Thomas Register. The Company engages in a low cost public relations and advertising program. Orders are ordinarily placed with the Company by purchasing personnel of major corporations or governmental agencies, based on price, delivery terms, satisfaction of technical specifications and quality control. Purchases by the Company's customers are ordinarily made from vendors on an approved vendor list. Sales are assisted by creative technical solutions to customer requirements. The Company is already an approved vendor for major aircraft programs and this improves product acceptance by new customers. During
Fiscal 1997 and 1998, the Company made deliveries on a contract for Supplying anti-glare face-plates for the U.S. space shuttle avionics program. The Company continues to be the lead supplier for the anti-glare panels for the flat panel displays on the Boeing 777, 737-800 and the new 717. The
Company's customer base is narrow, with three customers constituting 79.1%
Of all sales. The Company had a backlog of orders equal to $1.0 million at the end of Fiscal Year 1999, approximately 20% lower than at the end of the prior year. The Company continues to see a decline in the flow of new orders. Management attributes this decrease to reductions in the manufacture of new commercial aircraft by Boeing and to a reduction in the number of new avionics upgrades to LCD displays. As the demand for its products from its existing customers begins to subside, management intends to diversify its customer and product base. In the course of this change, the Company may experience a further erosion of profit margins as a result of more aggressive pricing of its products and, in the event of reduced sales, a decrease in the economy of scale for its manufacturing operation as a whole.

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

    Environmental Matters. The Company believes it is in material Compliance with applicable United States, New Jersey and local laws and regulations relating to the protection of the environment, and it does not spend material sums of money for those purposes.

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

    Employees. As of October 30, 1999, the Company employed 45 full time and 7 part time individuals, none of whom are union members. This represents a decrease of one full time employee and an increase of one part time employee from the end of fiscal 1998. The Company expects to adjust the number of its full time employees, if needed, in order to react to market conditions. The Company believes it has a good relationship with its employees. The Company is subject to the federal minimum wage and hour laws and provides various routine employee benefits such as life and health insurance. The Company provides a 401K Plan for the benefit of all its employees; it does not have any stock option plan.

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

    The SEC maintains an Internet site that contains reports and information statements and other information regarding the Company. The URL address of that site is http://www.sec.gov.

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


Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal 1999.


                                  PART II


Item 5. Market for Common Equity and Related Security Holder Matters

    The Company has not listed its Common Shares on an established public trading market, but shareholders do trade the Company's Shares over the counter. The symbol for the Company's Shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid and asked quotations, for the calendar quarter indicated, as recorded by the National Quotation Bureau, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 1998                             Bid                Ask
    First Quarter                 $4 3/4 - 4 7/8       $5 3/4 - 7
    Second Quarter                 4 7/8 - 6              6 3/4
    Third Quarter                  5 3/4 - 6 1/4        6 3/4 -7 1/4
    Fourth Quarter                     6 1/4              7 3/4

Fiscal 1999                             Bid                Ask
    First Quarter                      $6.25              $7 - 7.75
    Second Quarter                  5.75 - 6.25         6.25 - 7.50
    Third Quarter                      5 - 5.75         5.50 - 6.25
    Fourth Quarter                       5                 6 - 6.25

    As of December 31, 1999, the closing bid for the Common Stock was $4.125 and the closing ask was $7.50 per share.

    The Company had 993 shareholders of record of its Common Stock as of December 31, 1999.

Distributions

    The Company did not declare or pay any dividend on its Common Stock during Fiscal Year 1999 and does not presently intend to pay dividends on its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

LIQUIDITY AND CAPITAL RESOURCES.

    As a result of the Company's relatively strong cash position, the Company has sufficient liquidity to fund its contemplated capital and operating activities through Fiscal 2000. The Company also anticipates earnings in Fiscal 2000 which will further assure the Company's ability to meet its capital expenditure requirements.

                        RESULTS OF OPERATIONS

                          Fiscal Year 1999

As expected, results from Fiscal 1999 were down from the prior year. Sales decreased by 20% and operating income decreased by approximately 38%. The commercial avionics market softened causing the decline in sales. The demand for anti-glare faceplates stabilized during the year at a level significantly below the production rates set the prior year. Although the business aircraft market is doing very well, the amount of orders in the business aircraft market and in the military avionics market were not enough to offset the decline in the Company's primary market. Other sources of income increased approximately 29%, primarily related to an increase in interest earning assets.

                           Fiscal Year 1998

    Fiscal 1998 was a record year for the Company. Sales increased by approximately 28% and operating income increased by 64%. Management believes that its success resulted from a convergence of special opportunities. The strong commercial aircraft market enabled the Company to become more selective in business it solicited, concentrating its efforts in higher profit margin products and fully utilizing its capacity to meet demand.
During Fiscal 1998, the Company significantly increased its sales of anti-glare panels for the flat panel displays used on the Boeing 777 and 787-800. Other sources of income increased approximately 35%, primarily related to an increase in interest earning assets.

INFLATION

    During the three year period that ended on October 30, 1999, inflation did not have a material effect on the Company's operating results.

Item 7. Financial Statements

    The Consolidated Financial Statements, the notes thereto, and the report thereon by Mayer, Shanzer & Mayer, P.C. dated December 23, 1999, are filed as part of this report on pages 12 to 24 below.

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


                                PART IV


Item 13.    Exhibits and Reports on Form 8-KSB

            (a) Financial Statements, Schedules and Exhibits

                1.  Financial Statements and Schedules
                    See Index to Consolidated Financial Statements and Schedules on page 12.

                2.  Exhibits:

                3. Articles of Incorporation and By-Laws- Incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC for its fiscal year ended November 1, 1997 starting on page 22.

                21. List of Subsidiaries -
                    Incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC for its fiscal year ended November 1, 1997 starting on page 54.

                                    SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        OPT-SCIENCES CORPORATION



                        By:__________________________
                            Anderson L. McCabe
                                President


Date:  January   , 2000


    In accordance with the Exchange Act, this report has been signed below By the following persons on behalf of the registrant and in the capacities And on the dates indicated.


    SIGNATURE                   TITLE               DATE

    _________________________
    Anderson L. McCabe          President           January   , 2000
                                And Director

    _________________________
    Arthur J. Kania             Secretary,          January   , 2000
                                Treasurer and
                                Director

    _________________________
    Arthur J. Kania, Jr.        Director            January   , 2000

    _________________________
    Harvey Habeck               Chief               January   , 2000
                                Accountant

                              TABLE OF CONTENTS


                                                                        PAGE


Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . .12

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . 13

Consolidated Statements of Earnings. . . . . . . . . . . . . . . . . . . 15

Consolidated Statements of
   Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . 16

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . 17

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .19

                         INDEPENDENT AUDITOR'S REPORT


To Stockholders and Board of Directors
OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of October 30, 1999 and October 31, 1998 and the related consolidated statements of earnings and stockholders' equity and cash flows for each of the fiscal years in the two year period ended October 30, 1999 (52 weeks). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of October 30, 1999 and October 31, 1998 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 30, 1999 in conformity with generally accepted accounting principles.




MAYER, SHANZER & MAYER, P.C.

A Professional Corporation


December 23, 1999

                       OPT-Sciences Corporation and Subsidiary
                             CONSOLIDATED BALANCE SHEETS
    The accompanying notes are an integral part of these financial statements

                                     ASSETS


                                              October 30,        October 31,
                                                  1999              1998
CURRENT ASSETS

Cash and cash equivalents                 $   4,308,767       $   4,190,509
Trade accounts receivable                       573,215             704,822
Inventories                                     487,793             357,716
Prepaid expenses                                 25,111               4,573
Prepaid income tax                              184,106                 -0-
Marketable securities                           497,184             507,198

Total current assets                          6,076,176           5,764,818


PROPERTY AND EQUIPMENT

Land                                            114,006             114,006
Building and improvements                       346,571             335,845
Machinery and equipment                         830,027             739,007
Small tools                                      53,580              53,580
Furniture and fixtures                            8,048               8,048
Office equipment                                 38,265              26,709
Automobile                                       42,336              42,336

Total property and equipment                  1,432,833           1,319,531

Less: accumulated depreciation                  875,156             828,382

Net property and equipment                      557,677             491,149

Total assets                              $   6,633,853       $   6,255,967

                       OPT-Sciences Corporation and Subsidiary
                             CONSOLIDATED BALANCE SHEETS
    The accompanying notes are an integral part of these financial statements


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 October 30,       October 31,
                                                   1999              1998
CURRENT LIABILITIES

Accounts payable - trade                  $        42,048      $     64,305
Accrued income taxes                                  -0-           241,599
Other current liabilities                         261,209           334,452

Total current liabilities                         303,257           640,356


STOCKHOLDERS' EQUITY

Common capital stock - par value
  $.025 per share - authorized
  and issued 1,000,000 shares                     250,000           250,000
Additional paid in capital                        272,695           272,695
Retained earnings                               6,004,651         5,254,632
Accumulated other comprehensive income:
Unrealized holding loss (gain)
  on marketable securities                         (9,512)           25,502
Less treasury stock at cost -
  224,425 and 224,415 shares                     (187,238)         (187,218)

Total stockholders' equity                      6,330,596         5,615,611

Total liabilities and
  stockholders' equity                      $   6,633,853     $   6,255,967

                       OPT-Sciences Corporation and Subsidiary
                         CONSOLIDATED STATEMENTS OF EARNINGS
    The accompanying notes are an integral part of these financial statements



                                        Fiscal Year Ended   Fiscal Year Ended
                                        October 30, 1999    October 31, 1998
                                           (52 Weeks)          (52 Weeks)

NET SALES                               $     3,929,887     $     4,628,429

COST OF SALES                                 2,301,982           2,516,145

Gross profit on sales                         1,627,905           2,112,284

OPERATING EXPENSES

Sales & delivery                                 32,074              32,721
General and administrative                      574,647             511,407

Total operating expenses                        606,721             544,128

Operating income                              1,021,184           1,568,156

OTHER INCOME                                    217,937             205,228

Net income before taxes                       1,239,121           1,773,384

FEDERAL AND STATE
INCOME TAXES                                    489,102             674,724

Net income                             $        750,019     $     1,098,660

EARNINGS PER SHARE OF
  COMMON STOCK                                     0.97                1.42

Weighted average
  number of shares                              775,585              775,585

                       OPT-Sciences Corporation and Subsidiary
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
    The accompanying notes are an integral part of these financial statements


                                                  Accum
                                                  Other
                     Common   Paid-in   Retained  Comp     Treas
                     Stock    Capital   Earnings  Income    Cost       Total

BALANCE -
  NOVEMBER 1, 1997   $250,000 $272,695 $4,155,972 $32,545 $(187,218) $4,523,994
COMPREHENSIVE INCOME
Net income for the
  fiscal year ended
  October 31, 1998                      1,098,660                     1,098,660
Other comprehensive income, net of tax:
  Unrealized holding losses
  on securities arising during
  period, net of tax of $5,314                     (7,043)              (7,043)

TOTAL COMPREHENSIVE
  INCOME                                                              1,091,617

BALANCE -
  OCTOBER 31, 1998    250,000  272,695   5,254,632  25,502  (187,218) 5,615,611
COMPREHENSIVE INCOME
Net income for the fiscal
  year ended October 30, 1999              750,019                      750,019
Other comprehensive income, net of tax:
  Unrealized holding losses
  on securities arising
  during period, net of tax of $15,856             (21,020)            (21,020)
Less: reclassification of
  beginning balance tax effects                    (13,994)            (13,994)

TOTAL COMPREHENSIVE INCOME                                              715,005

PURCHASE OF TREASURY STOCK                                       (20)      (20)

BALANCE -
  OCTOBER 30, 1999   $250,000 $272,695 $6,004,651 $(9,512) $(187,238)$6,330,596

                       OPT-Sciences Corporation and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
    The accompanying notes are an integral part of these financial statements


                               Fiscal Year Ended              Fiscal Year Ended
                               October 30, 1999               October 31, 1998
                                   (52 Weeks)                      (52 Weeks)
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net income                          $  750,019                 $   1,098,660

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation          7                  4,861                        67,783

(Gain) on sale of securities               -0-                       (22,431)

Decrease (increase) in:
Accounts receivable                    131,607                       198,674
Inventories                           (130,077)                      (35,009)
Prepaid expenses                       (20,538)                       24,419
Prepaid income taxes                  (184,106)                         -0-

(Decrease) increase in:
Accounts payable                       (22,257)                      (11,962)
Accrued income taxes                  (241,599)                       95,389
Other current liabilities              (73,243)                       51,241

Net cash provided
by operating activities                284,667                     1,466,764

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment   (141,389)                     (140,961)
Purchases of securities                (25,000)                     (218,424)
Sale of securities                        -0-                        102,103

Net cash (used)
by investing activities             $ (166,389)                   $ (257,282)

                       OPT-Sciences Corporation and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
    The accompanying notes are an integral part of these financial statements




                                   Fiscal Year Ended        Fiscal Year Ended
                                   October 30, 1999         October 31, 1998
                                      (52 Weeks)               (52 Weeks)
CASH FLOWS FROM
FINANCING ACTIVITIES

Purchases of treasury stock      $         (20)             $   -0-

Net cash (used) by
financing activities                       (20)                 -0-

Increase in cash                       118,258            1,209,482

Cash and cash equivalents
  at beginning of year               4,190,509            2,981,027

Cash and cash equivalents
  at end of year                 $   4,308,767        $   4,190,509

SUPPLEMENTAL DISCLOSURES:

Interest paid                          $   -0-              $   -0-

Income taxes paid               $      915,705  $      579,335

                       OPT-Sciences Corporation and Subsidiary
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       OPT-Sciences Corporation and Subsidiary
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan.
All eligible employees at the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $27,515 and $5,490 for the years ended October 30, 1999 and October 31, 1998, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.

                       OPT-Sciences Corporation and Subsidiary
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 2 - Inventories

Inventories consisted of the following:

                                    October 30, 1999       October 31, 1998

Finished goods                       $     180,998           $      55,747
Raw materials and supplies                  26,031                  31,852
Work in progress                           280,764                 270,117

                                     $     487,793           $     357,716


NOTE 3 - Marketable Securities

                                           Gross         Gross
                              Amortized   Unrealized   Unrealized     Fair
                                 Cost        Gains       Losses       Value

October 30, 1999
  Common stock                $  3,244     $   775       $         $  4,019
  Preferred stock              478,097                    (12,118)  465,979
  Corporate bonds                6,949         156                    7,105
  Publicly traded partnerships  18,406       1,675                   20,081

                           $   506,696     $ 2,606       $(12,118) $497,184


October 31, 1998
  Common stock                $  3,244    $  1,208                 $  4,452
  Preferred stock              471,503      23,723                  495,226
  Corporate bonds                6,949         571                    7,520

                             $ 481,696   $  25,502                $ 507,198

Sales of securities available for sale during the years ended October 30, 1999 and October 31, 1998 were as follows:


                                             1999                  1998

Proceeds from sales                   $       -0-         $     102,103

Gross realized gains                  $       -0-         $      22,431

                       OPT-Sciences Corporation and Subsidiary
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - Income Taxes

The provision for income taxes based on earnings reported in the financial statements is as follows:

Current Tax Expense                      October 30, 1999    October 31, 1998

Federal                                      $   378,570       $  522,769

State                                            110,532          151,955

      Total                                  $   489,102       $  674,724

The Company has no deferred tax liabilities. Book and tax depreciation differences are not considered material to these financial statements.


NOTE 5 - Major Customer

One customer accounted for approximately $2,679,000 of net sales during the year ended October 30, 1999 and approximately $3,036,600 of net sales during the year ended October 31, 1998. The amount due from this customer, included in trade accounts receivable, was approximately $334,821 on October 30, 1999 and $466,947 on October 31, 1998.


NOTE 6 - Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was $3,190,509 on October 30, 1999 and $3,830,031 on October 31, 1998.