Form 10QSB
period 2000-01-29
OPT SCIENCES CORP
filed 2000-06-05
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                           FORM 10-QSB

          Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the quarterly period ended January 29, 2000

                    Commission File No. 0-1455


                   OPT - SCIENCES CORPORATION
   (Exact name of small business issuer as specified in its charter)


          New Jersey                      21-0681502
  State or other jurisdiction of     (I.R.S. Employer
  incorporation or organization)     identification number)



     1912 Bannard Street, Riverton, NJ               08077
     (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:609-829-2800

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


     Class                      Outstanding at January 29, 2000
Common Stock, par value $0.25               775,575 shares








INDEX




PART I          FINANCIAL INFORMATION

Item 1.          Financial Statements

Consolidated Balance Sheets - January 29,
2000 and October 30, 1999     3

Consolidated Statements of Income -
thirteen weeks ended January 29, 2000 and
thirteen weeks ended  January 30, 1999     5

Consolidated Statements of Cash Flows -
thirteen weeks ended January 29, 2000 and
thirteen weeks ended January 30, 1999     6

Notes to Consolidated Financial Statements     7

Item 2.          Management's Discussion and Analysis or Plan
of Operation     8


PART II     OTHER INFORMATION

Item 1          Not Applicable

Item 2          Not Applicable

Item 3          Not Applicable

Item 4          Not Applicable

Item 5          Not Applicable

Item 6          Not Applicable


SIGNATURE     9

















                            ASSETS


                                 January 29,          October 30,
                                    2000               1999
CURRENT ASSETS

Cash and cash equivalents     $   4,431,407     $      4,308,767
Trade accounts receivable           382,647              573,215
Inventories                         409,745              487,793
Prepaid expenses                     15,737               25,111
Prepaid income tax                  184,106              184,106
Marketable securities               461,668              497,184

Total current assets              5,885,310            6,076,176


PROPERTY AND EQUIPMENT

Land                                114,006              114,006
Building and improvements           346,571              346,571
Machinery and equipment             849,049              830,027
Small tools                          53,580               53,580
Furniture and fixtures                8,048                8,048
Office equipment                     50,924               38,265
Automobile                           42,336               42,336

Total property and
  equipment                       1,464,514            1,432,833

Less: accumulated depreciation      893,794              875,156

Net property and
  equipment                         570,720              557,677

Total assets                  $   6,456,030        $   6,633,853





















              LIABILITIES AND STOCKHOLDERS' EQUITY


                           January 29,               October 30,
                              2000                       1999
CURRENT LIABILITIES

Accounts payable - trade   $  48,516                 $  42,048
Accrued income taxes             -0-                       -0-
Other current liabilities    117,492                   261,209

Total current liabiliti      166,008                   303,257


STOCKHOLDERS' EQUITY

Common capital stock - par value
  $.025 per share - authorized
  and issued 1,000,000 shares 250,000                  250,000
Additional paid in capital    272,695                  272,695
Retained earnings           5,999,593                6,004,651
Accumulated other comprehensive income:
Unrealized holding (loss)
  on marketable securities    (45,028)                  (9,512)
Less treasury stock at cost -
  224,425 shares             (187,238)                (187,238)

Total stockholders' equity  6,290,022                6,330,596

Total liabilities and
  stockholders' equity   $  6,456,030             $  6,633,853



























                         Thirteen Weeks               Thirteen Weeks
                              Ended                         Ended
                         January 29, 2000             January 30, 1999

NET SALES                     $  668,020                 $  884,176

COST OF SALES                    618,760                    592,144

Gross profit on sales             49,260                    292,032

OPERATING EXPENSES

Sales & delivery                  11,793                      7,579
General and administrative       113,985                    137,474

Total operating expenses         125,778                    145,053

Operating income (loss)          (76,518)                   146,979

OTHER INCOME                      71,460                     55,695

Net income before taxes           (5,058)                   202,674

FEDERAL AND STATE
  INCOME TAXES                        -0-                    87,150

Net income                        (5,058)                   115,524

RETAINED EARNINGS -
  beginning of period          6,004,651                  5,254,632

RETAINED EARNINGS -
  end of period             $  5,999,593               $  5,370,156

EARNINGS PER SHARE OF
  COMMON STOCK                       --                        0.15

Average shares of
  stock outstanding              775,575                    775,585

















                      Thirteen Weeks               Thirteen Weeks
                      Ended January 29,            Ended January 30,
                             2000                         1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)             $  (5,058)                $  115,524

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                     18,638                     19,632

Decrease (increase) in:
Accounts receivable             190,568                    131,264
Inventories                      78,048                     15,416
Prepaid expenses                  9,374                    (10,718)

(Decrease) increase in:
Accounts payable                  6,468                    (15,660)
Accrued income taxes                -0-                   (112,850)
Other current liabilities      (143,717)                  (205,957)

Net cash provided  (used)
by operating activities         154,321                    (63,349)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment
                                (31,681)                       -0-
Purchases of securities             -0-                    (25,000)

Net cash (used)
by investing activities      $  (31,681)                $  (25,000)

Increase (decrease) in cash     122,640                    (88,349)

Cash and cash equivalents
at beginning of year          4,308,767                  4,190,509
Cash and cash equivalents
at end of year             $  4,431,407               $  4,102,160

SUPPLEMENTAL DISCLOSURES:
Interest paid                       -0-                        -0-

Income taxes paid                $  -0-                 $  200,000













1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of January 29, 2000 and October 30, 1999, and the results of operations for the thirteen weeks ended January 29, 2000 and January 30, 1999 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.














































               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION


Cash and cash equivalents--OPT Sciences Corporation's cash balances increased during the first quarter of the year from $4,308,767 to $4,431,407. Decreases in accounts receivable and inventory, offset decreases in current obligations. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

First quarter sales decreased by approximately 23% from the same period last year. This is due primarily to order cut-backs from several of our major customers. These cut-backs are partly attributed to the Boeing engineers strike but mostly because of business conditions in general. More importantly, the gross profit dropped almost 83% resulting in a net operating loss of approximately $76,500. This extraordinary situation was the combined result of having to write off a significant amount of obsolete finished goods inventory and a weak first quarter.
There is always a certain risk in maintaining inventory of custom manufactured goods for which there is only one possible use. We expect that during the current quarter the demand for replacement inventory will increase until supply reaches a new equilibrium.


Earnings from our investments increased by over 28% as increased invested balances and interest rates continued to provide good returns.




















                             SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     OPT-SCIENCE CORPORATION
     Registrant




     Date     Anderson McCabe, President





     Date     Harvey Habeck,
     Chief Accountant



9

OPT-Sciences Corporation and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)

OPT-Sciences Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

OPT-Sciences Corporation and Subsidiary
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)