Form 10QSB
period 2000-04-29
OPT SCIENCES CORP
filed 2000-07-18
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                           FORM 10-QSB

          Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the quarterly period ended April 29, 2000

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


     Class                      Outstanding at April 29, 2000
Common Stock, par value $0.25               775,441 shares








                                INDEX




PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

Consolidated Balance Sheets - April 29,
2000 and October 30, 1999                                     3

Consolidated Statements of Income -
thirteen weeks ended April 29, 2000 and
May 1, 1999 and twenty-six weeks
ended April 29, 2000 and May 1, 1999                          5

Consolidated Statements of Cash Flows -
twenty-six weeks ended April 29, 2000 and
May 1, 1999                                                   6

Notes to Consolidated Financial Statements                    8

Item 2.           Management's Discussion and Analysis or Plan
                  of Operation                                9


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














                     OPT-Sciences Corporation and Subsidiary
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                     ASSETS


                                        April 29,               October 30,
                                          2000                     1999
CURRENT ASSETS

Cash and cash equivalents     $       4,320,857           $      4,308,767
Trade accounts receivable               569,695                    573,215
Inventories                             410,564                    487,793
Prepaid expenses                          9,232                     25,111
Prepaid income tax                      193,599                    184,106
Marketable securities                   453,939                    497,184

Total current assets                  5,957,886                  6,076,176


PROPERTY AND EQUIPMENT

Land                                    114,006                    114,006
Building and improvements               346,571                    346,571
Machinery and equipment                 865,205                    830,027
Small tools                              53,580                     53,580
Furniture and fixtures                    8,048                      8,048
Office equipment                         50,924                     38,265
Automobile                               42,336                     42,336

Total property and
 equipment                            1,480,670                  1,432,833

Less: accumulated depreciation          911,749                    875,156

Net property and
 equipment                              568,921                    557,677

Total assets                    $     6,526,807           $      6,633,853
















                     OPT-Sciences Corporation and Subsidiary
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                 April 29,               October 30,
                                    2000                     1999
CURRENT LIABILITIES

Accounts payable - trade     $      89,462           $      42,048
Other current liabilities           81,997                 261,209

Total current liabilities          171,459                 303,257


STOCKHOLDERS' EQUITY

Common capital stock - par value
 $.025 per share - authorized
 and issued 1,000,000 shares       250,000                 250,000
Additional paid in capital         272,695                 272,695
Retained earnings                6,073,184               6,004,651
Accumulated other comprehensive income:
Unrealized holding (loss)
 on marketable securities          (52,757)                 (9,512)
Less treasury stock at cost -
 224,559 shares                   (187,774)               (187,238)

Total stockholders' equity       6,355,348               6,330,596

Total liabilities and
 stockholders' equity     $      6,526,807        $      6,633,853
























                     OPT-Sciences Corporation and Subsidiary
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (Unaudited)


                  Thirteen       Thirteen       Twenty-Six       Twenty-Six
                Weeks Ended     Weeks Ended     Weeks Ended      Weeks Ended
              April 29, 2000    May 1, 1999     April 29, 2000   May 1, 1999

NET SALES     $  834,309        $  1,060,628     $  1,502,329    $  1,944,804

COST OF SALES    643,365             630,105        1,262,125       1,222,249

Gross profit
 on sales        190,944             430,523          240,204         722,555

OPERATING EXPENSES
Sales & delivery  25,623               7,889           37,416          15,468
General and
 administrative  118,924             123,990          232,909         261,464

Total operating
 expenses        144,547             131,879          270,325         276,932

Operating income
 (loss)           46,397             298,644          (30,121)        445,623

OTHER INCOME      62,194              52,600          133,654         108,295

Net income before
 taxes           108,591             351,244          103,533         553,918

FEDERAL AND STATE
 INCOME TAXES     35,000             140,287           35,000         221,235

Net income        73,591             210,957           68,533         332,683

RETAINED EARNINGS -
 beginning
  of period    5,999,593           5,376,358        6,004,651       5,254,632

RETAINED EARNINGS -
 end of
  period    $  6,073,184        $  5,587,315     $  6,073,184    $  5,587,315

EARNINGS PER SHARE OF
COMMON STOCK        0.09                0.27             0.09            0.43

Average shares of
 stock
 outstanding     775,508             775,585          775,541         775,585





                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                     Twenty-Six               Twenty-Six
                                     Weeks Ended              Weeks Ended
                                     April 29, 2000           May 1, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                              $  68,533           $  332,683

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization              36,593               37,788

Decrease (increase) in:
Accounts receivable                         3,520             (162,186)
Inventories                                77,229               12,005
Prepaid expenses                           15,879               (3,383)
Prepaid income taxes                       (9,493)            (120,180)

(Decrease) increase in:
Accounts payable                           47,414                4,903
Accrued income taxes                          -0-             (241,599)
Other current liabilities                (179,212)            (216,491)

Net cash (used) provided
 by operating activities                   60,463             (356,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment       (47,837)              (5,406)
Purchases of securities                       -0-              (25,000)

Net cash (used)
 by investing activities                  (47,837)             (30,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of treasury stock                  (536)                 -0-

Net cash (used) by
 financing activities                        (536)                 -0-

Increase (decrease) in cash                12,090             (386,866)

Cash and cash equivalents
 at beginning of year                   4,308,767            4,190,509

Cash and cash equivalents
 at end of year                      $  4,320,857         $  3,803,643

SUPPLEMENTAL DISCLOSURES:

Interest paid                              $  -0-               $  -0-

Income taxes paid                       $  44,493           $  582,889

                     OPT-Sciences Corporation and Subsidiary
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)





1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of April 29, 2000 and October 30, 1999, and the results of operations for the twenty-six weeks ended April 29, 2000 and May 1, 1999 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.







































                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION

Cash and cash equivalents - OPT Sciences Corporation's cash balances increased during the twenty-six weeks of the year from $4,308,767 to $4,320,857. Profits generated coupled with decreases in accounts receivable and inventory offset asset purchases and the payment of current and estimated corporate income taxes. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Second quarter sales decreased by approximately 22% from the same period last year. This is due primarily to order cut-backs from several major customers and is attributable to general business conditions. There was a significant drop in gross profit due to the sales decrease, which causes the Company to produce at less than capacity.

Earnings from investments increased 19% as increased invested balances and interest rates continued to provide good returns.



























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