Form 10QSB
period 2000-07-29
OPT SCIENCES CORP
filed 2000-09-15
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, DC 20549

                               FORM 10-QSB

                Quarterly report under to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                For the quarterly period ended July 29, 2000

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


     Class                           Outstanding at July 29, 2000
Common Stock, par value $0.25               775,441 shares










INDEX




PART I          FINANCIAL INFORMATION

Item 1.          Financial Statements

Consolidated Balance Sheets - July 29,
2000 and October 30, 1999                         3

Consolidated Statements of Income -
thirteen weeks ended July 29, 2000 and
July 31, 1999 and thirty-nine weeks
ended July 29, 2000 and July 31, 1999             5

Consolidated Statements of Cash Flows -
thirty-nine weeks ended July 29, 2000 and
July 31, 1999                                     6

Notes to Consolidated Financial Statements        8

Item 2.          Management's Discussion
and Analysis or Plan
of Operation                                      9


PART II     OTHER INFORMATION

Item 1          Not Applicable

Item 2          Not Applicable

Item 3          Not Applicable

Item 4          Not Applicable

Item 5          Not Applicable

Item 6          Not Applicable


SIGNATURE                                        10






                  OPT-Sciences Corporation and Subsidiary
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)





                                  ASSETS

                                         July 29,          October 30,
                                          2000                1999
CURRENT ASSETS

Cash and cash equivalents            $   4,161,269      $   4,308,767
Trade accounts receivable                  690,429            573,215
Inventories                                408,897            487,793
Prepaid expenses                             9,608             25,111
Prepaid income tax                         170,257            184,106
Marketable securities                      716,185            497,184

Total current assets                     6,156,645          6,076,176

PROPERTY AND EQUIPMENT

Land                                       114,006            114,006
Building and improvements                  346,571            346,571
Machinery and equipment                    873,259            830,027
Small tools                                 53,580             53,580
Furniture and fixtures                       8,048              8,048
Office equipment                            50,924             38,265
Automobile                                  42,336             42,336

Total property and equipment             1,488,724          1,432,833

Less: accumulated depreciation             929,704            875,156

Net property and equipment                 559,020            557,677

Total assets                         $   6,715,665      $   6,633,853


                     OPT-Sciences Corporation and Subsidiary
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)



                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                         July 29,          October 30,
                                           2000              1999
CURRENT LIABILITIES

Accounts payable - trade                 $   6,245         $   42,048
Other current liabilities                   91,728            261,209

Total current liabilities                  157,973            303,257

STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares                250,000            250,000
Additional paid in capital                 272,695            272,695
Retained earnings                        6,251,117          6,004,651

Accumulated other comprehensive income:
Unrealized holding (loss)
on marketable securities                   (28,346)            (9,512)

Less treasury stock at cost -
224,559 shares                            (187,774)          (187,238)

Total stockholders' equity               6,557,692          6,330,596

Total liabilities and
stockholders' equity                 $   6,715,665       $  6,633,853


                    OPT-Sciences Corporation and Subsidiary
              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                  Thirteen Weeks   Thirteen Weeks   Thirty-nine   Thirty-nine
                      Ended            Ended        Weeks Ended   Weeks Ended
                  July 29, 2000    July 31, 1999   July 29, 2000 July 31, 1999

NET SALES         $   977,916      $   1,079,148   $   2,480,245 $   3,023,952

COST OF SALES         604,618            606,313       1,866,743     1,828,562

Gross profit on sales 373,298            472,835         613,502     1,195,390

OPERATING EXPENSES

Sales & delivery       16,903              7,652          54,319        23,120
General and
administrative        109,629            131,620         342,538       393,084

Total operating
expenses              126,532            139,272         396,857       416,204

Operating
income (loss)         246,766            333,563         216,645       779,186

OTHER INCOME           60,067             54,132         193,721       162,427

Net income
before taxes          306,833            387,695         410,366       941,613

FEDERAL AND STATE
INCOME TAXES          128,900            154,845         163,900       376,080

Net income            177,933            232,850         246,466       565,533

RETAINED EARNINGS -
beginning
of period           6,073,184          5,587,315       6,004,651     5,254,632

RETAINED EARNINGS -
end of period   $   6,251,117      $   5,820,165 $     6,251,117 $   5,820,165

EARNINGS PER SHARE OF
COMMON STOCK             0.23               0.30            0.32          0.73

Average shares of
stock outstanding     775,441            775,548         775,508       775,573



                       OPT-Sciences Corporation and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                 Thirty-nine Weeks          Thirty-nine Weeks
                                       Ended                      Ended
                                   July 29, 2000               July 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                        $   246,466                  $   565,533
Adjustments to reconcile
net income to net
cash provided by operating
activities:
Depreciation and amortization          54,548                       55,944
Decrease (increase) in:
Accounts receivable                  (117,214)                     (63,380)
Inventories                            78,896                       16,016
Prepaid expenses                       15,503                        1,015
Prepaid income taxes                   13,849                     (131,511)
(Decrease) increase in:
Accounts payable                       24,197                       39,080
Accrued income taxes                      -0-                     (241,599)
Other current liabilities            (169,481)                    (191,442)
Net cash provided
by operating activities    $          146,764                   $   49,656

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property
and equipment                         (55,891)                     (54,407)
Purchases of securities              (237,835)                     (25,000)
Net cash (used)
by investing activities          $   (293,726)                 $   (79,407)


                     OPT-Sciences Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 Thirty-nine Weeks        Thirty-nine Weeks
                                      Ended                    Ended
                                   July 29, 2000           July 31, 1999
CASH FLOWS FROM
FINANCING ACTIVITIES
Purchases of treasury stock          $   (536)                    $   (550)
Net cash (used) by
financing activities                      536                         (550)
(Decrease) in cash                   (147,498)                     (30,301)
Cash and cash equivalents
at beginning of year                4,308,767                    4,190,509
Cash and cash equivalents
at end of period                $   4,161,269                $   4,160,208

SUPPLEMENTAL DISCLOSURES:

Interest paid                       $     -0-                    $     -0-

Income taxes paid                 $   102,233                  $   749,065



                       OPT-Sciences Corporation and Subsidiary
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      (Unaudited)




1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of July 29, 2000 and October 30, 1999, and the results of operations for the thirty-nine weeks ended
July 29, 2000 and July 31, 1999 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.








                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION

Cash and cash equivalents - OPT Sciences Corporation's cash balances decreased during the thirty-nine weeks of the year from $4,308,767 to $4,161,269. Profits generated were offset by increases in accounts receivable, decreases in accounts payable and purchases of fixed assets and investments. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Third quarter sales decreased by approximately 9% from the same period last year. This is due primarily to order cut-backs from several major customers and is attributable to general business conditions. There was a significant drop in gross profit due to the sales decrease, which causes the Company to produce at less than capacity.

Earnings from investments increased 11% as increased invested balances and interest rates continued to provide good returns.










SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     OPT-SCIENCE CORPORATION
     Registrant

     Date     Anderson McCabe, President

     Date     Harvey Habeck,
              Chief Accountant