Form 10KSB
period 2000-10-28
OPT SCIENCES CORP
filed 2001-02-07
CIK 74688

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC   20549
                                 FORM 10-KSB
    (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended October 28, 2000

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

    State  issuer's  revenues  for its most  recent  fiscal year:
$3,659,069.

The aggregate market value of the 240,165 common shares held by non-affiliates of the registrant is $1,096,000, computed by reference to the closing bid and asked prices of such stock as of December 28, 2000.


                                    1


This computation is based on the number of issued and outstanding shares
Held by persons other than officers, directors and shareholders of 5% or more of the registrant's common shares.

              (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    State the number of shares outstanding of each of the issuer's classes
Of common equity, as of the latest practical date. Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of December 28, 2000.

Documents Incorporated by Reference

    Notice of the 2000 Annual Meeting of Shareholders to be held on March 21, 2001 and related Information Statement which are to be filed are incorporated by reference into Items 9 through 12 of Part III; also incorporated by reference are Exhibits 3 (Articles of Incorporation and By-laws) and 21(List of Subsidiaries) from the Form 10KSB filed in January 1998 for fiscal year 1997.

       Transitional Small Business Disclosure Format

           Yes         No  X
































                                    2

                          TABLE OF CONTENTS

          FORM 10-KSB ANNUAL REPORT -- FISCAL YEAR 2000
             OPT-SCIENCES CORPORATION AND SUBSIDIARY


PART I

                                                              PAGE
Item  1.Description of Business                                4
Item  2.Description of Property                                6
Item  3.Legal Proceedings                                      7

Item  4.Submission of Matters to a Vote of Security
        Holders                                                7

PART II

Item  5.Market for Common Equity and
        Related Stockholder Matters                            7

Item  6.Management's Discussion and Analysis or Plan of
        Operation                                              8

Item  7.Financial Statements                                   9

Item  8.Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure                 9


PART III


Item  9.Directors, Executive Officers, Promoters and
   Control Persons; Compliance with Section 16(a)
   of the Exchange Act                                         9

Item 10. Executive Compensation                                9

Item 11.Security Ownership of Certain Beneficial Owners
   and Management                                              9

Item 12.Certain Relationships and Related
   Transactions                                                9

PART IV


Item 13.Exhibits and Reports on Form 8-K                       9

Signatures                                                    10




                                   3
                             PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS OF THE COMPANY. Overview. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey corporations. As used in this form 10-KSB, the term "Company" refers to the combined operations of Opt-Sciences Corporation and O
& S Research, Inc. The principal business of the Company is to provide optical coatings, filters, faceplates and lighting wedges which improve display readability for electronic instruments used primarily in aircraft. This includes the application of different types of anti-reflection coatings, transparent conductive coatings and other optical coatings. The Company additionally provides full glass cutting, grinding and painting operations which augment its optical coating capabilities. Most of the Company's products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters. This business is a niche business dependent for its success on the aircraft manufacturing industry. It requires custom manufacturing of small lots of products to satisfy component requirements for specific aircraft.

CORE PRODUCTS. The distinguishing characteristic of the Company's business is its optical thin film coating capability. All products which the Company offers incorporate an optical coating of some type. The primary coatings are its anti-reflection coating used for glare reduction and its transparent conductive coating used for electromagnetic interference shielding. Either or both coatings are applied to different types of glass face plates which are mounted on the front of liquid crystal displays (LCDs), cathode ray tubes
(CRTs) and electromechanical displays (EMDs).

NEW PRODUCTS; ANCILLARY PRODUCTS AND SERVICES.      In addition to
coated glass described above, the Company also offers a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies. Last year the Company acquired additional thin film coating equipment which will allow the Company to apply anti-reflection coatings to large glass substrates and optical filters at a more competitive price. When the equipment is brought on line, output will be used for displays generally larger than 13" diagonal. Both LCD and CRT displays in this size range are used in medical, industrial and commercial products and will serve a new customer and product base for the Company.


GROWTH STRATEGY. The Company has adopted a fiscally conservative approach to the development of new business. It continues to identify new customers for its products, to collaborate with customers in adapting its products to customer requirements, to price its products competitively but profitably, to maintain high quality, and to add capital equipment and personnel as required. Since the beginning of Fiscal Year 2001, Management has seen a
                                 4
decline in orders for the commercial aircraft industry more than offset by new orders for the executive aircraft industry and for other coated flat panel displays.

MARKETING AND SALES. The principal sales executive of the Company is the President, who maintains regular contact with the largest customers and continually seeks to develop new customers. The Company does not currently employ the services of manufacturers representatives or sales personnel. The Company and its products are listed in the Thomas Register. The Company also maintains its own website at osresearch.com. The Company engages in a low cost public relations and advertising program. Orders are ordinarily placed with the Company by purchasing personnel of major corporations or governmental agencies, based on price, delivery terms, satisfaction of technical specifications and quality control. Purchases by the Company's customers are ordinarily made from vendors on an approved vendor list. Sales are assisted by creative technical solutions to customer requirements. The Company is already an approved vendor for major aircraft programs and this improves product acceptance by new customers. During Fiscal 1997 and 1998, the Company made deliveries on a contract for supplying anti-glare face-plates for the U.S. space shuttle avionics program. The Company continues to be the lead supplier for the anti-glare panels for the flat panel displays on the Boeing 777,737-800 and the new 717. The Company's customer base is narrow, with three customers constituting 67.1% of all sales. The Company had a backlog of orders equal to $1.8 million at the end of Fiscal Year 2000, approximately 80% higher than at the end of the prior year. The Company continues to see increases in the flow of new orders. Management attributes this increase primarily to the demand for new and retrofitted commercial and executive aircraft.

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


                                   5
Unique to both processes is the depositing of a thin film of a metal or metal-oxide on the surface of the glass. The process takes place in a heated vacuum chamber. The deposition material is heated to over 1800C causing it to evaporate. When the vapor contacts the glass, it condenses forming a very thin film as hard as the original metal being evaporated. The thin films range from 250 angstroms to 1500 angstoms thick.

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

EMPLOYEES. As of October 28, 2000, the Company employed 45 full time and 7 part time individuals, none of whom are union members. This remains unchanged from the end of fiscal 1999. The Company expects to adjust the number of its full time employees, if needed, in order to react to market conditions. The Company believes it has a good relationship with its employees. The Company is subject to the federal minimum wage and hour laws and provides various routine employee benefits such as life and health insurance. The Company provides a 401K Plan for the benefit of all its employees; it does not have any stock option plan.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company conducts its operations at the principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. The Company's operating subsidiary owns this property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space. The Company's operating subsidiary also owns and utilizes a building containing 5,000 square feet of warehouse and 3,000 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In addition, the Company is leasing on a year to year

                                 6
basis 5000 square feet for general warehouse and material storage. Together, those facilities meet the Company's current space requirements. In order to meet projected space requirements, the Company will require additional manufacturing space. The Company is currently reviewing its real estate options and has not made a final decision yet on this matter.

ITEM 3. LEGAL PROCEEDINGS

 The Company is not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal 2000.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Company has not listed its Common Shares on an established public trading market, but shareholders do trade the Company's Shares over the counter. The symbol for the Company's Shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid and asked quotations, for the calendar quarter indicated, as recorded by Pink Sheets LLC., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.


Fiscal 1999               Bid                              Ask
   First Quarter         $6.25                           $7 - 7.75
   Second Quarter      5.75 - 6.25                     6.25 - 7.50
   Third Quarter          5 - 5.75                     5.50 - 6.25
   Fourth Quarter           5                              6-6.25

Fiscal 2000               Bid                              Ask
   First Quarter        4.125-5                            6-7.50
   Second Quarter       4.125-4.25                      7.50-7.625
   Third Quarter        4.25-4.50                       7.50-7.625
   Fourth Quarter       4.50-4.75                          7-7.75

As of December 29, 2000, the closing bid for the Common Stock was $4.125 and the closing ask was $5 per share.

The Company had 974 shareholders of record of its Common Stock as of December 31, 2000.







                                    7
DISTRIBUTIONS

The Company did not declare or pay any dividend on its Common Stock during Fiscal Year 2000 and does not presently intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.


LIQUIDITY AND CAPITAL RESOURCES.

As a result of the Company's relatively strong cash position, the Company has sufficient liquidity and credit to fund its contemplated capital and operating activities through Fiscal 2001. The Company also anticipates earnings in Fiscal 2001 which will further assure the Company's ability to meet its capital expenditure requirements.

                      RESULTS OF OPERATIONS

                        FISCAL YEAR 2000

Results from Fiscal 2000 were down from the prior year. Sales decreased by 13.8% and operating income decreased by 87%. The drop in operating income was in a large part due to a significant material quality problem with one of the Company's key suppliers. The unanticipated loss of sales in the fourth quarter combined with increased manufacturing expenses as the Company was ramping up manufacturing capacity resulted in the large drop off in operating profits. Since then, the commercial, business and military avionics markets all have been seeing an increase in demand as the fourth quarter was finishing. The Company has been hiring and training new employees to handle the business increases from its current customer base. Management expects the increase in demand to continue through fiscal 2001. The Company's operating profit is expected to increase when the Company adds the extra capacity and begins to fill the increased orders from customers. The increase in the Company's backlog of orders at the end of the fiscal year to $1.8 million is an indication of increasing customer demand.

Income from other investment sources increased 26%. However, overall net income and earnings per share still decreased 67% from the prior fiscal year.




                         FISCAL YEAR 1999

Results from Fiscal 1999 were down from the prior year. Sales decreased by 20% and operating income decreased by approximately 38%. The commercial avionics market softened causing the decline in sales. The demand for anti-glare faceplates stabilized during the year at a level significantly below the production rates set the prior year. Although the business aircraft market is doing very

                                8
well, the amount of orders in the business aircraft market and in the military avionics market were not enough to offset the decline in the Company's commercial aircraft market. Other sources of income increased approximately 29%, primarily related to an increase in interest earning assets.

INFLATION

During the three year period that ended on October 28, 2000, inflation did not have a material effect on the Company's operating results.

ITEM 7. FINANCIAL STATEMENTS


The Consolidated Financial Statements, the notes thereto, and the report thereon by Mayer, Shanzer & Mayer, P.C. dated January 5,
2001, are filed as part of this report on pages 12 to 24 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no information relevant to the Registrant which must be disclosed under this item.


                            PART III


The information required by Part III (Items 9, 10, 11 and 12) are incorporated by reference from the Company's definitive Information Statement to be filed in accordance with Section 240.14c-101,
Schedule 14C.

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

                 21.  List of Subsidiaries -
                      Incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC for its fiscal year ended November 1, 1997 starting on page 54.
                                     9
                           SIGNATURES

   In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     OPT-SCIENCES CORPORATION



                     By:__________________________
                            Anderson L. McCabe
                                President


Date:  January   , 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                 DATE

_________________________
Anderson L. McCabe              President         January ___, 2001
                                And Director

_________________________
Arthur J. Kania                 Secretary,        January ___, 2001
                                Treasurer and
                                Director

_________________________
Arthur J. Kania, Jr.            Director          January ___, 2001

_________________________
Harvey Habeck                   Chief             January ___, 2001
                                Accountant
















                                    10
                              TABLE OF CONTENTS


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

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . 17

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .19

                  INDEPENDENT AUDITOR'S REPORT


To Stockholders and Board of Directors
OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of October 28, 2000 and October 30, 1999 and the related consolidated statements of earnings and stockholders' equity and cash flows for each of the fiscal years in the two year period ended October 28, 2000 (52 weeks). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of October 28, 2000 and October 30, 1999 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 28, 2000 in conformity with generally accepted accounting principles.




MAYER, SHANZER & MAYER, P.C.

A Professional Corporation


January 5, 2001

                                ASSETS


                              October 28,               October 30,
                                 2000                       1999
CURRENT ASSETS

Cash and cash equivalents    $  4,196,034           $  4,308,767
Trade accounts receivable         525,560                573,215
Inventories                       379,544                487,793
Prepaid expenses                   25,746                 25,111
Prepaid income tax                177,245                184,106
Marketable securities             791,019                497,184

Total current assets            6,095,148              6,076,176


PROPERTY AND EQUIPMENT

Land                              114,006                114,006
Building and improvements         346,571                346,571
Machinery and equipment         1,135,520                830,027
Small tools                        53,580                 53,580
Furniture and fixtures              8,048                  8,048
Office equipment                   50,924                 38,265
Automobile                         42,336                 42,336

Total property and
equipment                       1,750,985              1,432,833

Less: accumulated depreciation    954,536                875,156

Net property and
equipment                         796,449                557,677

OTHER ASSETS

Deposits                            2,837                    -0-

Total assets                $   6,894,434          $   6,633,853

             LIABILITIES AND STOCKHOLDERS' EQUITY

                              October 28,               October 30,
                                 2000                      1999
CURRENT LIABILITIES

Accounts payable - trade     $   130,131               $   42,048
Other current liabilities        188,737                  261,209

Total current liabilities        318,868                  303,257


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares      250,000                  250,000
Additional paid in capital       272,695                  272,695
Retained earnings              6,249,750                6,004,651
Accumulated other comprehensive income:
Unrealized holding (loss) gain
on marketable securities          (9,661)                  (9,512)
Less treasury stock at cost -
224,415 shares and
224,425 shares                  (187,218)                (187,238)

Total stockholders' equity     6,575,566                6,330,596

Total liabilities and
stockholders' equity       $   6,894,434            $   6,633,853

                    Fiscal Year Ended               Fiscal Year Ended
                    October 28, 2000                October 30, 1999
                       (52 Weeks)                      (52 Weeks)

NET SALES             $   3,384,396                   $   3,929,887

COST OF SALES             2,667,612                       2,301,982

Gross profit on sales       716,784                       1,627,905

OPERATING EXPENSES

Sales & delivery             82,539                          32,074
General and administrative  506,907                         574,647

Total operating expenses    589,446                         606,721

Operating income (loss)     127,338                       1,021,184

OTHER INCOME                274,673                         217,937

Net income before taxes     402,011                       1,239,121

FEDERAL AND STATE
INCOME TAXES                156,912                         489,102

Net income              $   245,099                     $   750,019

EARNINGS PER SHARE OF
COMMON STOCK                   0.32                            0.97

Weighted average number
of shares                   775,585                         775,585























                                          15
                                              Accumulated
                                                 Other
                Common    Paid-in   Retained Comprehensive Treasury
                Stock     Capital   Earnings     Income      Cost     Total

BALANCE -
OCTOBER 31,
1998           $250,000   $272,695 $5,254,632  $25,502 $(187,218) $ 5,615,611
COMPREHENSIVE INCOME
Net income for the fiscal year
ended October 30, 1999                750,019                         750,019
Other comprehensive income,
net of tax:
Unrealized holding losses on
securities arising during period,
net of tax of $15,856                          (21,020)               (21,020)
Less: reclassification of
beginning balance tax effects                  (13,994)               (13,994)

TOTAL COMPREHENSIVE
INCOME                                                                715,005

PURCHASE OF TREASURY STOCK                                   (20)         (20)

BALANCE -
OCTOBER 30,
1999            250,000    272,695  6,004,651   (9,512) (187,238)   6,330,596

COMPREHENSIVE INCOME
Net income for the fiscal year
ended October 28, 2000                245,099                         245,099
Other comprehensive income,
net of tax:
Unrealized holding losses on
securities arising during period,
net of tax of $113                                (149)                  (149)

TOTAL COMPREHENSIVE
INCOME                                                                244,950

ADJUSTMENT OF PRIOR
TREASURY STOCK PURCHASE                                       20           20

BALANCE
OCTOBER 28,
 2000          $250,000   $272,695 $6,249,750  $(9,661)$(187,218)  $6,575,566









                                    16
                             Fiscal Year Ended          Fiscal Year Ended
                               October 28, 2000            October 30, 1999
                               (52 Weeks)                  (52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                      $   245,099             $   750,019

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                         79,380                  74,861

(Gain) on sale of securities        (13,371)                    -0-

Decrease (increase) in:
Accounts receivable                  47,655                 131,607
Inventories                         108,249                (130,077)
Prepaid expenses                       (635)                (20,538)
Prepaid income taxes                  6,861                (184,106)
Deposits                             (2,837)                    -0-

(Decrease) increase in:
Accounts payable                     88,083                 (22,257)
Accrued income taxes                    -0-                (241,599)
Other current liabilities           (72,472)                (73,243)

Net cash provided
by operating activities             486,012                 284,667

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property
and equipment                      (318,152)               (141,389)
Purchases of securities            (327,953)                (25,000)
Sale of securities                   47,340                     -0-

Net cash (used)
by investing activities        $   (598,765)           $   (166,389)


















                                      17
                              Fiscal Year Ended         Fiscal Year Ended
                              October 28, 2000          October 30, 1999
                                (52 Weeks)                 (52 Weeks)
CASH FLOWS FROM
FINANCING ACTIVITIES

Purchases of treasury stock         $   20               $   (20)

Net cash provided (used) by
financing activities                    20                   (20)

(Decrease) increase in cash       (112,733)              118,258

Cash and cash equivalents
at beginning of year             4,308,767             4,190,509

Cash and cash equivalents
at end of period             $   4,196,034         $   4,308,767

SUPPLEMENTAL DISCLOSURES:

Interest paid                  $       -0-           $       -0-

Income taxes paid              $   150,051           $   915,705
































                                    18
NOTE 1 -     Summary of Significant Accounting Policies

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











                              19




Marketable Securities

Marketable securities consist of debt and equity securities and mutual funds. Equity securities include both common and preferred stock.

The Company's investment securities are classified as "available-for-sale". Accordingly, unrealized gains and losses and the related deferred income tax effects when material, are excluded from earnings and reported in a separate component of stockholders' equity as accumulated other comprehensive income. Realized gains or losses are computed based on specific identification of the securities sold.

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $29,842 and $27,515 for the years ended October
28, 2000 and October 30, 1999, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding















                             20
NOTE 2 - Inventories

Inventories consisted of the following:

                                October 28, 2000          October 30, 1999

Finished goods                 $   46,656                $   180,998
Raw materials and supplies         25,223                     26,031
Work in progress                  307,665                    280,764

                              $   379,544                $   487,793

NOTE 3 - Marketable Securities
                         Gross          Gross
                      Amortized      Unrealized    Unrealized       Fair
                        Cost            Gains         Losses       Value
October 28, 2000
Common stock          $  3,244                     (134)       3,110
Preferred stock        481,871                  (13,418)     468,453
Corporate bonds          6,949       $     94                  7,043
Publicly traded
partnerships            18,406          3,046                 21,452
Mutual funds           290,210            751                290,961

                   $   800,680      $   3,891   (13,552)  $  791,019

October 30, 1999
Common stock          $  3,244         $  775   $           $  4,019
Preferred stock        478,097                  (12,118)     465,979
Corporate bonds          6,949            156                  7,105
Publicly traded
partnerships            18,406           1,675                20,081

                    $  506,696        $  2,606 $(12,118)    $497,184


Sales of securities available for sale during the years ended October 28, 2000 and October 30, 1999 were as follows:
                             2000           1999

Proceeds from sales     $   47,340      $    -0-

Gross realized gains    $   13,371      $    -0-













                                 21
NOTE 4 -     Income Taxes

The provision for income taxes based on earnings reported in the financial statements is as follows:

          Current Tax Expense     October 28, 2000   October 30, 1999
                Federal               $   121,227        $  378,570

                State                      35,685           110,532

                Total                 $   156,912       $   489,102


The Company has no deferred tax liabilities. Book and tax depreciation differences are not considered material to these financial statements.


NOTE 5 -     Major Customer

One customer accounted for approximately $1,738,200 of net sales during the year ended October 28, 2000 and approximately $2,679,000 of net sales during the year ended October 30, 1999. The amount due from this customer, included in trade accounts receivable, was approximately $289,005 on October 28, 2000 and $334,821 on October 30, 1999.


NOTE 6 -     Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was $3,820,371 on October 28, 2000 and $3,190,509 on October 30, 1999.

















                                     22