Form 10QSB
period 2001-01-27
OPT SCIENCES CORP
filed 2001-05-01
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC 20549

                                     FORM 10-QSB

                   Quarterly report under to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


                   For the quarterly period ended January 27, 2001

                              Commission File No. 0-1455


                        OPT - SCIENCES CORPORATION
        (Exact name of small business issuer as specified in its charter)


           New Jersey                        21-0681502
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)     identification number)



    1912 Bannard Street, Riverton, NJ             08077
  (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:    856-829-2800

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

          Class                          Outstanding at January 27, 2001
Common Stock, par value $0.25                      775,585 shares













                                   INDEX




PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - January 27,
2001 and October 28, 2000                                 3

Consolidated Statements of Income -
thirteen weeks ended January 27, 2001 and
thirteen weeks ended January 29, 2000                     5

Consolidated Statements of Cash Flows -
thirteen weeks ended January 27, 2001 and
thirteen weeks ended January 29, 2000                     6

Notes to Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis or Plan
           of Operation                                   8


PART II    OTHER INFORMATION

Item 1     Not Applicable

Item 2     Not Applicable

Item 3     Not Applicable

Item 4     Not Applicable

Item 5     Not Applicable

Item 6     Not Applicable


SIGNATURE                                                 9





                                ASSETS


                                 January 27,             October 28,
                                    2001                   2000
CURRENT ASSETS

Cash and cash equivalents     $   3,648,898          $   4,196,034
Trade accounts receivable           714,089                525,560
Inventories                         488,964                379,544
Prepaid expenses                     22,545                 25,746
Prepaid income tax                   82,245                177,245
Marketable securities             1,128,859                791,019

Total current assets              6,085,600              6,095,148


PROPERTY AND EQUIPMENT

Land                                114,006                114,006
Building and improvements           346,571                346,571
Machinery and equipment           1,135,520              1,135,520
Small tools                          53,580                 53,580
Furniture and fixtures                8,048                  8,048
Office equipment                     50,924                 50,924
Automobile                           42,336                 42,336

Total property and
  equipment                       1,750,985              1,750,985

Less: accumulated depreciation      972,965                954,536

Net property and
  equipment                         778,020                796,449

OTHER ASSETS

Deposits                              2,837                  2,837

Total assets                  $   6,866,457         $    6,894,434






                 LIABILITIES AND STOCKHOLDERS' EQUITY

                              January 27,               October 28,
                                 2001                      2000
CURRENT LIABILITIES

Accounts payable - trade    $   91,508                $   130,131
Other current liabilities       89,092                    188,737

Total current liabilities      180,600                    318,868


STOCKHOLDERS' EQUITY

Common capital stock - par value
  $.025 per share - authorized
  and issued 1,000,000 shares  250,000                    250,000
Additional paid in capital     272,695                    272,695
Retained earnings            6,375,722                  6,249,750
Accumulated other comprehensive income:
Unrealized holding (loss)
  on marketable securities     (25,342)                    (9,661)
Less treasury stock at cost -
  224,415 shares              (187,218)                  (187,218)

Total stockholders' equity   6,685,857                  6,575,566

Total liabilities and
  stockholders' equity  $    6,866,457             $    6,894,434





                       Thirteen Weeks               Thirteen Weeks
                           Ended                         Ended
                      January 27, 2001               January 29, 2000

NET SALES               $   1,069,646                   $   668,020

COST OF SALES                 738,134                       618,760

Gross profit on sales         331,512                        49,260

OPERATING EXPENSES

Sales & delivery               21,084                        11,793
General and administrative    149,713                       113,985

Total operating expenses      170,797                       125,778

Operating income (loss)       160,715                       (76,518)

OTHER INCOME                   60,257                        71,460

Net income (loss)
  before taxes                220,972                        (5,058)

FEDERAL AND STATE
  INCOME TAXES                 95,000                          -0-

Net income (loss)             125,972                        (5,058)

RETAINED EARNINGS -
  beginning of period       6,249,750                     6,004,651

RETAINED EARNINGS -
  end of period         $   6,375,722                 $   5,999,593

EARNINGS PER SHARE OF
  COMMON STOCK                   0.16                            --

Average shares of stock
  outstanding                 775,585                       775,575




                           Thirteen Weeks                Thirteen Weeks
                          Ended January 27,            Ended January 29,
                                2001                          2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)             $   125,972                  $   (5,058)

Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                       18,429                      18,638
Loss on sale of securities         18,217                         -0-

Decrease (increase) in:
Accounts receivable              (188,529)                    190,568
Inventories                       109,420)                     78,048
Prepaid expenses                   98,201                       9,374

(Decrease) increase in:
Accounts payable                  (38,623)                      6,468
Other current liabilities         (99,645)                   (143,717)

Net cash (used) provided
by operating activities          (175,398)                    154,321

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property
  and equipment                      -0-                      (31,681)
Purchases of securities          (475,819)                        -0-
Sale of securities                104,081                         -0-

Net cash (used)
by investing activities          (371,738)                    (31,681)

(Decrease) increase in cash      (547,136)                    122,640

Cash and cash equivalents
at beginning of period          4,196,034                   4,308,767

Cash and cash equivalents
at end of period            $   3,648,898               $   4,431,407

SUPPLEMENTAL DISCLOSURES:
Interest  paid                        -0-                         -0-
Income taxes paid                $    -0-                    $    -0-






               OPT-Sciences Corporation and Subsidiary
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of January 27, 2001 and October 28, 2000, and the results of operations for the thirteen weeks ended January 27, 2001 and January 29, 2000 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.






                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION


Cash and cash equivalents--OPT Sciences Corporation's cash balances decreased during the first three months of the year from $4,196,034 to $3,648,898. Profits generated, were offset by increases in accounts receivable and inventory, decreases in liabilities and purchases of marketable securities. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Sales revenues have increased by about 60% from the level of the first three months of the prior year. Gross profits increased dramatically as the increase in volume makes more efficient use of the available labor force. Income from investments decreased as funds were shifted into securities from interest bearing savings accounts.






                                SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     OPT-SCIENCE CORPORATION
     Registrant




     Date     Anderson McCabe, President





     Date     Harvey Habeck,
              Chief Accountant