Form 10QSB
period 2001-04-28
OPT SCIENCES CORP
filed 2001-07-05
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-QSB

               Quarterly report under to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                  For the quarterly period ended April 28, 2001

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


     Class                          Outstanding at April 28, 2001
Common Stock, par value $0.25               775,585 shares










INDEX




PART I          FINANCIAL INFORMATION

Item 1.          Financial Statements

Consolidated Balance Sheets - April 28,
2001 and October 28, 2000     3

Consolidated Statements of Income -
thirteen weeks ended April 28, 2001 and
April 29, 2000 and twenty-six weeks
ended April 28, 2001 and April 29, 2000     5

Consolidated Statements of Cash Flows -
twenty-six weeks ended April 28, 2001 and
April 29, 2000     6

Notes to Consolidated Financial Statements     8

Item 2.          Management's Discussion and Analysis or Plan
of Operation     9


PART II     OTHER INFORMATION

Item 1          Not Applicable

Item 2          Not Applicable

Item 3          Not Applicable

Item 4          Not Applicable

Item 5          Not Applicable

Item 6          Not Applicable


SIGNATURE     10













                                ASSETS


                                   April 28,          October 28,
                                      2001               2000
CURRENT ASSETS

Cash and cash equivalents      $   3,701,070       $   4,196,034
Trade accounts receivable            925,672             525,560
Inventories                          489,177             379,544
Prepaid expenses                      19,744              25,746
Prepaid income tax                     -0-               177,245
Marketable securities              1,107,489             791,019

Total current assets               6,243,152           6,095,148


PROPERTY AND EQUIPMENT

Land                                 114,006             114,006
Building and improvements            346,571             346,571
Machinery and equipment            1,173,382           1,135,520
Small tools                           53,580              53,580
Furniture and fixtures                 8,048               8,048
Office equipment                      50,924              50,924
Automobile                            42,336              42,336

Total property and
equipment                          1,788,847           1,750,985

Less: accumulated depreciation       991,394             954,536

Net property and
equipment                            797,453             796,449

OTHER ASSETS

Deposits                               2,837               2,837

Total assets                   $   7,043,442       $   6,894,434

















                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                    April 28,          October 28,
                                      2001                2000
CURRENT LIABILITIES

Accounts payable - trade          $  167,818         $  130,131
Accrued income taxes                  18,961                -0-
Other current liabilities            139,348            188,737

Total current liabilities            326,127            318,868


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares          250,000            250,000
Additional paid in capital           272,695            272,695
Retained earnings                  6,467,848          6,249,750
Accumulated other comprehensive income:
Unrealized holding (loss)
on marketable securities             (86,010)            (9,661)
Less treasury stock at cost -
224,559 shares                      (187,218)          (187,218)

Total stockholders' equity         6,717,315          6,575,566

Total liabilities and
stockholders' equity            $  7,043,442       $  6,894,434




























               Thirteen       Thirteen       Twenty-Six      Twenty-Six
             Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
            April 28, 2001  April 29, 2000  April 28, 2001  April 29, 2000

NET SALES   $  1,290,593      $  834,309    $  2,360,239    $  1,502,329

COST OF SALES    990,698         643,365       1,728,832       1,262,125

Gross profit on sales
                 299,895         190,944         631,407         240,204

OPERATING EXPENSES

Sales & delivery  15,743          25,623          36,827          37,416
General and administrative
                 157,324         118,924         307,037         232,909

Total operating expenses
                 173,067         144,547         343,864         270,325

Operating income (loss)
                 126,828          46,397         287,543         (30,121)

OTHER INCOME      34,798          62,194          95,055         133,654

Net income before taxes
                 161,626         108,591         382,598         103,533

FEDERAL AND STATE
INCOME TAXES      69,500          35,000         164,500          35,000

Net income        92,126          73,591         218,098          68,533

RETAINED EARNINGS -
beginning of period
               6,375,722       5,999,593       6,249,750       6,004,651

RETAINED EARNINGS - end of
period      $  6,467,848    $  6,073,184    $  6,467,848    $  6,073,184

EARNINGS PER SHARE OF
COMMON STOCK        0.12            0.09            0.28            0.09

Average shares of
stock outstanding
                 775,585         775,508         775,585         775,541









                                          Twenty-Six          Twenty-Six
                                          Weeks Ended          Weeks Ended
                                         April 28, 2001      April 29, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                 $  218,098           $  68,533

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                  36,858              36,593
Loss on sales of securities                    38,248                 -0-

Decrease (increase) in:
Accounts receivable                          (400,112)              3,520
Inventories                                  (109,633)             77,229
Prepaid expenses                                6,002              15,879
Prepaid income taxes                          177,245              (9,493)

(Decrease) increase in:
Accounts payable                               37,687              47,414
Accrued income taxes                           18,961                 -0-
Other current liabilities                     (49,389)           (179,212)

Net cash provided
by operating activities                       (26,035)             60,463
CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment           (37,862)             (47,837)
Purchases of securities                      (602,126)                 -0-
Sales of securities                           171,059                  -0-

Net cash (used)
by investing activities                   $  (468,929)          $  (47,837)























                               Twenty-Six          Twenty-Six
                               Weeks Ended         Weeks Ended
                               April 28, 2001      April 29, 2000

CASH FLOWS FROM
FINANCING ACTIVITIES

Purchases of treasury stock         $  -0-               $  (536)

Net cash (used) by
financing activities                   -0-                  (536)

Increase (decrease) in cash       (494,964)               12,090

Cash and cash equivalents
at beginning of year             4,196,034             4,308,767

Cash and cash equivalents
at end of period              $  3,701,070          $  4,320,857

SUPPLEMENTAL DISCLOSURES:

Interest paid                       $  -0-               $  -0-

Income taxes paid                $  63,294             $  44,493































                 Notes to Consolidated Financial Statements (Unaudited)



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of April 28, 2001 and October 28, 2000, and the results of operations for the twenty-six weeks ended April 28, 2001 and April 29, 2000 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.













































                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION


Cash and cash equivalents--OPT Sciences Corporation's cash balances decreased during the first six months of the year from $4,196,034 to $3,701,070. Profits generated, were offset by increases in accounts receivable and inventory and purchases of marketable securities. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Sales revenues have increased by about 57% from the level of the first six months of the prior year. Gross profits increased dramatically as the increase in volume makes more efficient use of the available labor force. Income from investments decreased as funds were shifted into securities from interest bearing savings accounts.

































SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     OPT-SCIENCE CORPORATION
     Registrant




     Date     Anderson McCabe, President





     Date     Harvey Habeck,
     Chief Accountant