Form 10QSB
period 2001-07-28
OPT SCIENCES CORP
filed 2001-10-12
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC 20549

                            FORM 10-QSB

              Quarterly report under to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934


                For the quarterly period ended July 28, 2001

                      Commission File No. 0-1455


                    OPT - SCIENCES CORPORATION
          (Exact name of small business issuer as specified in its charter)


       New Jersey                                    21-0681502
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)           identification number)



1912 Bannard Street, Riverton,                      NJ08077
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code:856-829-2800

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


          Class                      Outstanding at July 28, 2001
Common Stock, par value $0.25              775,585 shares










INDEX




PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets - July 28,
               2001 and October 28, 2000                      3

               Consolidated Statements of Income -
               thirteen weeks ended July 28, 2001 and
               July 29, 2000 and thirty-nine weeks
               ended July 28, 2001 and July 29, 2000          5

               Consolidated Statements of Cash Flows -
               thirty-nine weeks ended July 28, 2001 and
               July 29, 2000                                  6

               Notes to Consolidated Financial Statements     8

Item 2.        Management's Discussion and Analysis or Plan
               of Operation                                   9


PART II        OTHER INFORMATION

Item 1         Not Applicable

Item 2         Not Applicable

Item 3         Not Applicable

Item 4         Not Applicable

Item 5         Not Applicable

Item 6         Not Applicable


SIGNATURE                                                     10














                                   ASSETS


                                 July 28,                       October 28,
                                   2001                             2000

CURRENT ASSETS

Cash and cash equivalents      $3,944,427                       $4,196,034
Trade accounts receivable       1,108,125                          525,560
Inventories                       428,979                          379,544
Prepaid expenses                   13,148                           25,746
Prepaid income tax                   -0-                           177,245
Marketable securities           1,092,730                          791,019

Total current assets            6,587,409                        6,095,148

PROPERTY AND EQUIPMENT

Land                              114,006                          114,006
Building and improvements         346,571                          346,571
Machinery and equipment         1,198,812                        1,135,520
Small tools                        53,580                           53,580
Furniture and fixtures              8,048                            8,048
Office equipment                   50,924                           50,924
Automobile                         42,336                           42,336

Total property and
equipment                       1,814,277                        1,750,985

Less: accumulated depreciation  1,009,823                          954,536

Net property and
equipment                         804,454                          796,449

OTHER ASSETS

Deposits                            2,837                            2,837

Total assets                   $7,394,700                       $6,894,434
















LIABILITIES AND STOCKHOLDERS' EQUITY

                                       July 28,                October 28,
                                         2001                    2000

CURRENT LIABILITIES

Accounts payable - trade            $  153,219                $  130,131
Accrued income taxes                   145,036                      -0-
Other current liabilities              178,987                   188,737

Total current liabilities              477,242                   318,868

STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares            250,000                   250,000
Additional paid in capital             272,695                   272,695
Retained earnings                    6,646,800                 6,249,750
Accumulated other comprehensive
income:
Unrealized holding (loss)
on marketable securities               (64,819)                   (9,661)
Less treasury stock at cost -
224,415 shares                        (187,218)                 (187,218)

Total stockholders' equity           6,917,458                 6,575,566

Total liabilities and
stockholders' equity              $  7,394,700              $  6,894,434

























                Thirteen       Thirteen       Thirty-Nine      Thirty-Nine
                 Weeks           Weeks           Weeks            Weeks
                 Ended           Ended           Ended            Ended
             July 28, 2001  July 29, 2000   July 28, 2001     July 29, 2000

NET SALES    $  1,596,574   $  977,916      $  3,956,813      $  2,480,245

COST OF SALES   1,119,198      604,618         2,848,030         1,866,743

Gross profit
on sales          477,376      373,298         1,108,783           613,502

OPERATING EXPENSES

Sales & delivery   25,962       16,903            62,789            54,319
General and
administrative    149,167      109,629           456,204           342,538

Total operating
expenses          175,129      126,532           518,993           396,857

Operating income  302,247      246,766           589,790           216,645

OTHER INCOME       11,705       60,067           106,760           193,721

Net income
before taxes      313,952      306,833           696,550           410,366

FEDERAL AND STATE
INCOME TAXES      135,000      128,900           299,500           163,900

Net income        178,952      177,933           397,050           246,466

RETAINED EARNINGS -
beginning of
period          6,467,848    6,073,184         6,249,750         6,004,651

RETAINED EARNINGS -
end of period  $6,646,800   $6,251,117        $6,646,800        $6,251,117

EARNINGS PER SHARE OF
COMMON STOCK         0.23         0.23              0.51              0.32

Average shares
of stock
outstanding      775,585       775,441           775,585           775,508











                                      Thirty-nine Weeks        Thirty-nine Week
                                           Ended                     Ended
                                      July 28, 2001            July 29, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                         $   397,050                 $   246,466

Adjustments to reconcile
net income to net
cash provided by operating
activities:

Depreciation and amortization           55,287                      54,548
Loss on sales of securities             75,851                         -0-

Decrease (increase) in:

Accounts receivable                   (582,565)                   (117,214)
Inventories                            (49,435)                     78,896
Prepaid expenses                        12,598                      15,503
Prepaid income taxes                   177,245                      13,849

(Decrease) increase in:

Accounts payable                        23,088                      24,197
Accrued income taxes                   145,036                        -0-
Other current liabilities               (9,750)                   (169,481)

Net cash provided
by operating activities                244,405                     146,764

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment    (63,292)                    (55,891)
Purchases of securities               (732,943)                   (237,835)
Sales of securities                    300,223                         -0-

Net cash (used)
by investing activities            $  (496,012)                $  (293,726)

















                                      Thirty-nine Weeks        Thirty-nine Week
                                           Ended                     Ended
                                      July 28, 2001            July 29, 2000
CASH FLOWS FROM
FINANCING ACTIVITIES

Purchases of treasury stock          $       -0-                   $    (536)

Net cash (used) by
financing activities                         -0-                        (536)

Increase (decrease) in cash               (251,607)                 (147,498)

Cash and cash equivalents
at beginning of period                   4,196,034                 4,308,767

Cash and cash equivalents
at end of period                         3,944,427                 4,161,269

SUPPLEMENTAL DISCLOSURES:

Interest paid                                -0-                       -0-

Income taxes paid                           72,219                    44,493



































1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of July 28, 2001 and October 28, 2000, and the results of operations for the thirty-nine weeks ended July 28, 2001 and July 29, 2000 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.












































                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION


Cash and cash equivalents--OPT Sciences Corporation's cash balances decreased during the first nine months of the year from $4,196,034 to $3,944,427. Profits generated, were offset by increases in accounts receivable and inventory and purchases of marketable securities. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Sales revenues have increased by about 60% from the level of the first nine months of the prior year. Gross profits increased dramatically as the increase in volume makes more efficient use of the available labor force. Income from investments decreased as funds were shifted into securities from interest bearing savings accounts.































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