Form 10KSB
period 2001-10-27
OPT SCIENCES CORP
filed 2002-02-27
CIK 74688

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549
FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended October 27, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)


State issuer's revenues  for its most  recent  fiscal year:  $5,402,967.

The aggregate market value of the 240,165 common shares held by non-affiliates of the registrant is $1,296,891, computed by reference to the closing bid price of such stock as of December 31, 2001.

This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant's common shares.

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of December 31, 2001.

Documents Incorporated by Reference

Notice of the 2001 Annual Meeting of Shareholders to be held on March 27, 2002 and related Information Statement which are to be filed are incorporated by reference into Items 9 through 12 of Part III; also incorporated by reference are Exhibits 3 (Articles of Incorporation and By-laws) and 21 (List of Subsidiaries) from the Form 10KSB filed in January 1998 for fiscal year 1997.

Transitional Small Business Disclosure Format

            Yes    No X

                        TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT -- FISCAL YEAR 2001
OPT-SCIENCES CORPORATION AND SUBSIDIARY

PART I

                                                                   PAGE
Item  1.  Description of Business                                   4
Item  2.  Description of Property                                   6
Item  3.  Legal Proceedings                                         6
Item  4.  Submission of Matters to a Vote of Security
          Holders                                                   6

PART II

Item  5.  Market for Common Equity and
          Related Stockholder Matters                               7
Item  6.  Management's Discussion and Analysis or Plan of
          Operation                                                 7
Item  7.  Financial Statements                                      9
Item  8.  Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure                    9

PART III

Item  9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act                                       9
Item 10.  Executive Compensation                                    9
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                            9
Item 12.  Certain Relationships and Related
          Transactions                                              9

PART IV

Item 13.  Exhibits and Reports on Form 8-K                          9
Item 14.  Signatures                                               10



ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS OF THE COMPANY. Overview. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey corporations. As used in this form 10-KSB, the term "Company" refers to the combined operations of Opt-Sciences Corporation and O & S Research, Inc. The principal business of the Company is to provide optical coatings, filters, faceplates and lighting wedges which improve display readability for electronic instruments used primarily in aircraft. This includes the application of different types of anti-reflection coatings, transparent conductive coatings and other optical coatings. The Company also provides full glass cutting, grinding and painting operations which augment its optical coating capabilities. Most of the Company's products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters. This business is a niche business primarily dependent for its success on aircraft manufacturing and retrofitting. It requires custom manufacturing of small lots of products to satisfy component requirements for specific aircraft.

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

NEW PRODUCTS; ANCILLARY PRODUCTS AND SERVICES. In addition to coated glass described above, the Company also offers a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies. In September 2000, the Company acquired Astro thin film coating equipment which will allow the Company to apply anti-reflection coatings to large glass substrates and optical filters at a more competitive price. When the Astro coating equipment is brought on line, output will be used for displays generally larger than 13" diagonal. Management expects this system to commence generating revenues no later than March 30, 2002. Both LCD and CRT displays in this size range are used in medical, industrial and commercial products and will serve a new customer and product base for the Company.

GROWTH STRATEGY. The Company has adopted a fiscally conservative approach to the development of new business. It continues to identify new customers for its products, to collaborate with customers in adapting its products to customer requirements, to price its products competitively but profitably, to maintain high quality, and to add capital equipment and personnel as required. Since the beginning of Fiscal Year 2002, Management has seen a general decline in orders for display glass used on commercial aircraft. Orders for the business aircraft and the military aircraft industries and for other coated flat panel displays are remaining steady, with an expectation of only moderate growth in those areas over the next few years.

MARKETING AND SALES. The principal sales executive of the Company is the President, who maintains regular contact with the largest customers and continually seeks to develop new customers. The Company does not currently employ the services of manufacturers representatives or sales personnel. The Company and its products are listed in the Thomas Register. The Company
also  maintains its own website at OSRESEARCH.COM.   The  Company engages in a
low cost public relations and advertising program. Orders are ordinarily placed with the Company by purchasing personnel of major corporations or governmental agencies, based on price, delivery terms, satisfaction of technical specifications and quality control. Purchases by the Company's customers are ordinarily made from vendors on an approved vendor list. Sales
are  assisted  by  creative  technical  solutions   to  customer requirements.
The Company is already an approved vendor for major aircraft programs and this improves product acceptance by new customers. The Company continues to be the lead supplier for the anti-glare panels for the flat panel displays on the Boeing 777,737-800 and the new 717. The Company's customer base is narrow, with three customers constituting 71.8% of all sales. The Company had a backlog of orders equal to $1.8 million at the end of Fiscal Year 2001,
approximately the same as at the end of the prior  year.   The Company is
beginning to see a decline in the flow of new orders. Management attributes this decrease primarily to the recession and recent decline in air travel.

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

Unique to both processes is the deposit of a thin film of a metal or metal-oxide on the surface of the glass. The process takes place in a heated vacuum chamber. The deposited material is heated to over 1800 degrees centigrade causing it to evaporate. When the vapor contacts the glass, it condenses forming a very thin film as hard as the original metal being evaporated. The thin films range from 250 angstroms to 1500 angstroms thick.

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

EMPLOYEES. As of October 27, 2001, the Company employed 54 full time and 4 part time individuals, none of whom are union members. This represents an increase from the end of fiscal 2000. The Company expects to adjust the number of its full time employees, if needed, in order to react to market conditions. The Company believes it has a good relationship with its employees. The Company is subject to the federal minimum wage and hour laws and provides various routine employee benefits such as life and health insurance. The Company provides a 401K Plan for the benefit of all its employees; it does not have any stock option plan.

FORWARD-LOOKING  STATEMENTS.   Certain  of  the  matters  discussed  above  and
hereafter contain forward-looking statements that involve risk and uncertainties. Although the Company believes that its assumptions in making such forward-looking statements are reasonable, the Company cannot give any assurance that the expected results will occur. A significant variation between actual conditions and any of such assumptions may cause actual results to differ materially from expectations.

The  SEC  maintains  an  Internet  site that contains reports  and  information
statements and other information regarding  the  Company.   The  URL address of
that site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company conducts its operations at the principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. The Company's operating subsidiary owns this property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space. The Company's operating subsidiary also owns and utilizes a building containing 5,000 square feet of warehouse and 3,000 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In addition, the Company is leasing on a year to year basis 5000 square feet for general warehouse and material storage. Together, those facilities meet the Company's current space requirements. In order to meet projected space requirements, the Company will require additional manufacturing space. The Company continues to review its real estate options and has not made a final decision yet on this matter.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding and is subject to such claims as are routine for a manufacturing business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal 2001.


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

Fiscal 2000                                    Bid                Ask
First Quarter                              4.125-5.00        6.00 - 7.50
Second Quarter                             4.125-4.25        7.50 - 7.625
Third Quarter                              4.25 -4.50        7.50 - 7.625
Fourth Quarter                             4.50 -4.75        7.00 - 7.75

Fiscal 2001
First Quarter                              4.125 -4.875      5.00 -  6.00
Second Quarter                             3.50  -4.50       5.00 -  7.00
Third Quarter                              3.75  -4.00          7.00
Fourth Quarter                             4.00  -4.95       7.00 - 11.00

As of December 31, 2001, the closing bid for the Common Stock was $5.40 and the closing ask was $10.01 per share.

The Company had 974 shareholders of record of its Common Stock as of December 31, 2001.

DISTRIBUTIONS

The Company did not declare or pay any dividend on its Common Stock during Fiscal Year 2001 and does not presently intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES.

As a result of the Company's relatively strong cash position, the Company has sufficient liquidity and credit to fund its contemplated capital and operating activities through Fiscal 2002. The Company also anticipates earnings in Fiscal 2002 which will further assure the Company's ability to meet its capital expenditure requirements.





                            RESULTS OF OPERATIONS

                               FISCAL YEAR 2001

Fiscal 2001 was a good year for the Company. Sales increased by 59% to $5.4 million resulting in an increase in operating income of 756% to $963,000. This turnaround was in a large part due to three factors: 1) a new supplier agreement between the Company and Rockwell resulting in over $1 million in new business, 2) the addition of Philips as a new customer resulting in $0.5 million in new business and 3) a general improvement in the aerospace market prior to 9/11 accounting for the balance. The Company's backlog remained at $1.8 million at the end of the fiscal year. However, it is showing a steady erosion as shipments are outpacing new orders. The new Astro optical coating system which the Company purchased in 2000 did not contribute to revenue in 2001 as originally planned. It is expected to be in revenue service by the end of the second quarter of 2002 helping to bolster sales in the third and fourth quarters.

Income from other investment sources dropped 59% due to the significant drop in prevailing interest rates. In addition the lower interest rates resulted in a number of high yielding preferred stocks which the Company held to be called early last year. A significant improvement is not anticipated in fiscal 2002.

The events of September 11th, 2001 have had a dramatic effect on the aerospace industry with the commercial aircraft market being hit the hardest. This market represents over 65% of the Company's business. The aftermath of 9/11 combined with the current recession are now being felt and will pose significant challenges for the Company in the commercial avionics market over at least the next two years. The drop in commercial aircraft being manufactured by Boeing and Airbus will continue to decline through 2003. This will cause the amount of business generated by this sector to erode further. However, not all sectors of the avionics industry are under the same pressure. The business and military avionics markets remain steady and are anticipated to show moderate growth over the next few years. The Company is therefore planning to increase its position in both markets by increasing its product capabilities.

The Company also has plans for diversifying its customer base. The addition of the Astro optical coating unit will help change the Company's market base by serving more than one industry segment. This will ultimately result in less risk. Revenues from the Astro optical coating equipment will come from predominantly commercial display applications and to a lesser extent the aerospace display market.

                               FISCAL YEAR 2000

Results from Fiscal 2000 were down from the prior year. Sales decreased by 13.8% and operating income decreased by 87%. The drop in operating income was in a large part due to a significant material quality problem with one of the Company's key suppliers. The unanticipated loss of sales in the fourth quarter combined with increased manufacturing expenses as the Company was ramping up manufacturing capacity resulted in the large drop off in operating profits. Since then, the commercial, business and military avionics markets all had been seeing an increase in demand as the fourth quarter of Fiscal Year 2000 was finishing. The Company had been hiring and training new employees to handle the business increases from its customer base. Management had expected the increase in demand to continue through fiscal 2002. The Company's operating profit was expected to increase when the Company added the extra capacity and began to fill the increased orders from customers. The increase in the Company's backlog of orders at the end of the Fiscal Year 2000 to $1.8 million was viewed as an indication of increasing customer demand.

Income from other investment sources increased 26%. However, overall net income and earnings per share still decreased 67% from the prior fiscal year.

INFLATION

During the three year period that ended on October 27, 2001, inflation did not have a material effect on the Company's operating results.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, the notes thereto, and the report thereon by Mayer, Shanzer & Mayer, P.C. dated January 14, 2002, are filed as part of this report on pages 11 to 23 below.

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

ITEM 14 SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPT-SCIENCES CORPORATION


By:_______________________________________
     Anderson L. McCabe
     President

Date:  January  27, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                DATE

_________________________
Anderson L. McCabe                  President        January 27, 2002
                                    And Director
_________________________
Arthur J. Kania                     Secretary,       January 27, 2002
                                    Treasurer and
                                    Director
_________________________
Arthur J. Kania, Jr.                Director         January 27, 2002

_________________________
Harvey Habeck                       Chief            January 27, 2002
                                    Accountant






                                                 OPT-Sciences Corporation
                                                     and Subsidiary

                                                   Financial Statements

                                              Years Ended October 27, 2001
                                                  and October 28, 2000





                               TABLE OF CONTENTS


                                                                        PAGE





Independent Auditor's Report.............................................. 13

Consolidated Balance Sheets............................................... 14

Consolidated Statements of Earnings....................................... 16

Consolidated Statements of
   Stockholders' Equity................................................... 17

Consolidated Statements of Cash Flows..................................... 18

Notes to Consolidated Financial Statements................................ 20









                         INDEPENDENT AUDITOR'S REPORT


To Stockholders and Board of Directors
OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary incorporated in New Jersey, as of October 27, 2001 and October 28, 2000 and the related consolidated statements of earnings and stockholders' equity and cash flows for each of the fiscal years in the two year period ended October 27, 2001 (52 weeks). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of October 27, 2001 and October 28, 2000 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 27, 2001 in conformity with U.S. generally accepted accounting principles.




MAYER, SHANZER & MAYER, P.C.

A Professional Corporation


January 14, 2002


                    OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
   The accompanying notes are an integral part of these financial statements



                                 ASSETS

                                        October 27,        October 28,
                                            2001               2000
CURRENT ASSETS
  Cash and cash equivalents            $      4,424,969    $    4,196,034
  Trade accounts receivable                   1,055,356           525,560
  Inventories                                   429,056           379,544
  Prepaid expenses                               38,982            25,746
  Prepaid income tax                                -0-           177,245
  Marketable securities                       1,082,483           791,019
     Total current assets                     7,030,846         6,095,148
PROPERTY AND EQUIPMENT
  Land                                          114,006           114,006
  Building and improvements                     346,571           346,571
  Machinery and equipment                     1,212,241         1,135,520
  Small tools                                    53,580            53,580
  Furniture and fixtures                          8,048             8,048
  Office equipment                               50,924            50,924
  Automobile                                     60,100            42,336
     Total property and equipment             1,845,470         1,750,985
     Less: accumulated depreciation           1,033,207           954,536
          Net property and equipment            812,263           796,449
OTHER ASSETS
  Deposits                                        2,837             2,837
                      Total assets     $      7,845,946    $    6,894,434


                    OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
   The accompanying notes are an integral part of these financial statements





                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                           October 27,      October 28,
                                              2001              2000
CURRENT LIABILITIES
  Accounts payable - trade                 $     139,096    $      130,131
  Accrued income taxes                           270,877               -0-
  Other current liabilities                      255,466           188,737
      Total current liabilities                  665,439           318,868
STOCKHOLDERS' EQUITY
  Common capital stock - par value
    $.025 per share - authorized
    and issued 1,000,000 shares                  250,000           250,000
  Additional paid in capital                     272,695           272,695
  Retained earnings                            6,898,523         6,249,750
  Accumulated other comprehensive income        (53,493)           (9,661)
Less treasury stock at cost -
  224,415 shares                               (187,218)         (187,218)
  Total stockholders' equity                   7,180,507         6,575,566
       Total liabilities and
          stockholders' equity             $   7,845,946    $    6,894,434



                    OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
   The accompanying notes are an integral part of these financial statements




                             Fiscal Year Ended  Fiscal Year Ended
                             October 27, 2001   October 28, 2000
                                (52 Weeks)         (52 Weeks)
NET SALES                      $     5,402,967    $     3,384,396
COST OF SALES                        3,750,091          2,667,612
   Gross profit on sales             1,652,876            716,784
OPERATING EXPENSES
  Sales & delivery                      88,982             82,539
  General and administrative           600,646            506,907
    Total operating expenses           689,628            589,446
       Operating income                963,248            127,338
OTHER INCOME                           112,338            274,673
     Net income before taxes         1,075,586            402,011
FEDERAL AND STATE
  INCOME TAXES                         426,813            156,912
            Net income         $       648,773    $       245,099
EARNINGS PER SHARE OF
  COMMON STOCK                            0.84               0.32
Weighted average number
   of shares                           775,585            775,585


                    OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
   The accompanying notes are an integral part of these financial statements


                                               Common   Paid-in
                                               Stock    Capital
BALANCE - OCTOBER 30,1999                    $  250,000   272,695
COMPREHENSIVE INCOME
  Net income for the fiscal year
  ended October 28,2000
  Other comprehensive income,
  net of tax:
  Unrealized holding losses on
  securities arising during period,
  net of tax of $113
     TOTAL COMPREHENSIVE
      INCOME
PURCHASE OF TREASURY STOCK
BALANCE - OCTOBER 28,2000                    $  250,000   272,695
COMPREHENSIVE INCOME
  Net income for the fiscal year
     ended October 27,2001
  Other comprehensive income,
     net of tax:
     Unrealized holding losses on
       securities arising during period,
       net of tax of $33,067
TOTAL COMPREHENSIVE INCOME
BALANCE OCTOBER 27,2001                      $  250,000   272,695


                                                          Accumulated
                                                             Other
                                               Ratained  Comprehensive
                                               Earnings      Income
BALANCE - OCTOBER 30,1999                    $ 6,004,651     (9,512)
COMPREHENSIVE INCOME
  Net income for the fiscal year
  ended October 28,2000                          245.099
  Other comprehensive income,
  net of tax:
  Unrealized holding losses on
  securities arising during period,
  net of tax of $113                                           (149)
     TOTAL COMPREHENSIVE
      INCOME
PURCHASE OF TREASURY STOCK
BALANCE - OCTOBER 28,2000                    $ 6,249,750     (9,661)
COMPREHENSIVE INCOME
  Net income for the fiscal year
     ended October 27,2001                       648,773
  Other comprehensive income,
     net of tax:
     Unrealized holding losses on
       securities arising during period,
       net of tax of $33,067                                (43,832)
TOTAL COMPREHENSIVE INCOME
BALANCE OCTOBER 27,2001                      $ 6,898,523    (53,493)



                                               Treasury
                                                 Cost        Total
BALANCE - OCTOBER 30,1999                    $  (187,238)    6,330,596
COMPREHENSIVE INCOME
  Net income for the fiscal year
  ended October 28,2000                                        245,099
  Other comprehensive income,
  net of tax:
  Unrealized holding losses on
  securities arising during period,
  net of tax of $113                                             (149)
     TOTAL COMPREHENSIVE
      INCOME                                                   244,950
PURCHASE OF TREASURY STOCK                                          20
BALANCE - OCTOBER 28,2000                    $  (187,218)    6,575,566
COMPREHENSIVE INCOME
  Net income for the fiscal year
     ended October 27,2001                                     648,773
  Other comprehensive income,
     net of tax:
     Unrealized holding losses on
       securities arising during period,
       net of tax of $33,067                                  (43,832)
TOTAL COMPREHENSIVE INCOME                                    604,941
BALANCE OCTOBER 27,2001                      $  (187,218)   7,180,507



                    OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
   The accompanying notes are an integral part of these financial statements




                                          Fiscal Year Ended  Fiscal Year Ended
                                          October 27, 2001   October 28, 2000
                                             (52 Weeks)         (52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $      648,773    $       245,099
  Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation                                  78,671             79,380
       Loss on sale of securities                   105,607                -0-
       (Gain) on sale of securities                     -0-           (13,371)
       Decrease (increase) in:
          Accounts receivable                     (529,796)             47,655
          Inventories                              (49,512)            108,249
          Prepaid expenses                         (13,236)              (635)
          Prepaid income taxes                    (177,245)              6,861
          Deposits                                      -0-            (2,837)
      (Decrease) increase in:
          Accounts payable                            8,965             88,083
          Accrued income taxes                      270,877                -0-
          Other current liabilities                  66,729           (72,472)
                Net cash provided
                by operating activities             409,833            486,012
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment              (94,485)          (318,152)
  Purchases of securities                         (495,903)          (327,953)
  Sale of securities                                409,490             47,340
                 Net cash (used)
                    by investing activities  $    (180,898)    $     (598,765)



                    OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
   The accompanying notes are an integral part of these financial statements



                                           Fiscal Year Ended  Fiscal Year Ended
                                           October 27, 2001    October 28, 2000
                                              (52 Weeks)          (52 Weeks)
CASH FLOWS FROM
  FINANCING ACTIVITIES
  Purchases of treasury stock                 $          -0-    $             20
               Net cash provided (used) by
                  financing activities                   -0-                  20
  Increase (decrease) in cash                        228,935           (112,733)
  Cash and cash equivalents
     at beginning of year                          4,196,034           4,308,767
  Cash and cash equivalents
     at end of period                         $    4,424,969    $      4,196,034
  SUPPLEMENTAL DISCLOSURES:
     Interest paid                            $          -0-    $            -0-
     Income taxes paid                        $       18,647    $        150,051

                    OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
   The accompanying notes are an integral part of these financial statements



NOTE 1     Summary of Significant Accounting Policies

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $31,522 and $29,842 for the years ended October 27, 2001 and October 28, 2000, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.
859:
                    OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
   The accompanying notes are an integral part of these financial statements



NOTE 2   - Inventories
           Inventories consisted of the following:

                                      October 27, 2001         October 28, 2000
           Finished goods                 $    127,450            $    46,656
           Raw materials and supplies           19,444                 25,223
           Work in progress                    282,162                307,665
                                          $    429,056            $   379,544
NOTE 3   - Marketable Securities
                                                                      Gross
                                                 Amortized          Unrealized
                                                    Cost               Gains
           October 27, 2001
                  Common stock               $        209,719
                  Preferred stock                     583,667   $       49,308
                  Corporate bonds                       6,949              777
                  Publicly traded partnerships         18,406           19,844
                  Mutual funds                        317,235
                                             $      1,135,976   $       69,929
           October 28, 2000
                  Common stock               $          3,244
                  Preferred stock                     481,871
                  Corporate bonds                       6,949   $           94
                  Publicly traded partnerships         18,406            3,046
                  Mutual funds                        290,210              751
                                             $        800,680   $        3,891


                                                   Gross
                                                 Unrealized             Fair
                                                   Losses              Value
           October 27, 2001
                  Common stock               $         (27,354)   $     182,365
                  Preferred stock                                       632,975
                  Corporate bonds                                         7,726
                  Publicly traded partnerships                           38,250
                  Mutual funds                         (96,068)         221,167
                                             $        (123,422)   $   1,082,483
           October 28, 2000
                  Common stock               $            (134)   $       3,110
                  Preferred stock                      (13,418)         468,453
                  Corporate bonds                                         7,043
                  Publicly traded partnerships                           21,452
                  Mutual funds                                          290,961
                                             $         (13,552)   $     791,019


           Sales of securities available for sale during the years ended
           October 27, 2001 and October 28, 2000 were as follows:
                                                        2001               2000
           Proceeds from sales               $        409,490   $         47,340
           Gross realized gains              $          8,652   $         13,371
           Gross realized losses             $        114,259   $            -0-

           NOTE 4 -   Income Taxes

           The provision for income taxes based on earnings reported in the financial statements is as follows:


Current Tax Expense October 27, 2001  October 28, 2000
Federal              $       329,961  $        121,227
State                         96,852            35,685
           Total      $      426,813  $        156,912


           The   Company  has  no  deferred  tax  liabilities.   Book  and  tax
           depreciation differences are not considered material to these financial statements.


NOTE 5 -   Major Customer

           One customer accounted for approximately $2,311,900 of net sales during the year ended October 27, 2001 and approximately $1,738,200 of net sales during the year ended October 28, 2000. The amount due from this customer, included in trade accounts receivable, was approximately $422,281 on October 27, 2000 and $289,005 on October 28, 2000.


NOTE 6 -   Concentration of Credit Risk of Financial Instruments

           The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was $3,953,799 on October 27, 2001 and $3,820,371 on October 28, 2000.