Form 10QSB
period 2002-02-02
OPT SCIENCES CORP
filed 2002-08-30
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-QSB

               Quarterly report under to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                For the quarterly period ended FEBRUARY 2, 2002

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


            CLASS                    OUTSTANDING AT FEBRUARY 2, 2002
COMMON STOCK, PAR VALUE $0.25           775,585 SHARES

#

                                     INDEX




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets - February 2,
           2002 and October 27, 2001                           3

           Consolidated Statements of Income -
           fourteen weeks ended February 2, 2002 and
           thirteen weeks ended January 27, 2001               5

           Consolidated Statements of Cash Flows -
           fourteen weeks ended February 2, 2002 and
           thirteen weeks ended January 27, 2001               6

           Notes to Consolidated Financial Statements          7

Item 2.    Management's Discussion and Analysis or Plan
           of Operation                                        8


PART II    OTHER INFORMATION

Item 1     Not Applicable

Item 2     Not Applicable

Item 3     Not Applicable

Item 4     Not Applicable

Item 5     Not Applicable

Item 6     Not Applicable


SIGNATURE

                          ASSETS


                               February 2,          October 27,
                               2002                    2001
 CURRENT ASSETS

 Cash and cash equivalents  $ 4,421,844         $  4,424,969
 Trade accounts receivable      713,997            1,055,356
 Inventories                    404,303              429,056
 Prepaid expenses                34,587               38,982
 Marketable securities        1,166,723            1,082,483

 Total current assets         6,741,454            7,030,846


 PROPERTY AND EQUIPMENT

 Land                           114,006              114,006
 Building and improvements      418,312              346,571
 Machinery and equipment      1,212,241            1,212,241
 Small tools                     53,580               53,580
 Furniture and fixtures           8,048                8,048
 Office equipment                50,924               50,924
 Automobiles                     60,100               60,100

 Total property and
 equipment                    1,917,211            1,845,470

 Less: accumulated depreciation
                              1,050,367            1,033,207

 Net property and
 equipment                      866,844              812,263

 OTHER ASSETS

 Deposits                         2,837                2,837

 Total assets            $    7,611,135       $    7,845,946

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                February 2,           October 27,
                                 2002                     2001
 CURRENT LIABILITIES

 Accounts payable - trade  $       122,988       $       270,877
 Accrued income taxes              140,377               139,096
 Other current liabilities          71,954               255,466

 Total current liabilities         335,319               665,439


 STOCKHOLDERS' EQUITY

 Common capital stock - par value
 $.025 per share - authorized
 and issued 1,000,000 shares        250,000              250,000
 Additional paid in capital         272,695              272,695
 Retained earnings                6,975,677            6,898,523
 Accumulated other comprehensive income
                                    (35,338)             (53,493)
 Less treasury stock at cost -
 224,415 shares                    (187,218)            (187,218)

 Total stockholders' equity       7,275,816            7,180,507

 Total liabilities and
 stockholders' equity             7,611,135       $    7,845,946

                         Fourteen Weeks            Thirteen Weeks
                         Ended                     Ended
                         February 2, 2002          January 27, 2001

 NET SALES                $     1,198,789           $    1,069,646

 COST OF SALES                    913,234                  738,134

 Gross profit on sales            285,555                  331,512

 OPERATING EXPENSES

 Sales & delivery                  33,591                   21,084
 General and administrative       145,208                  149,713

 Total operating expenses         178,799                  170,797

 Operating income                 106,756                  160,715

 OTHER INCOME                      24,898                   60,257

 Net income before taxes          131,654                  220,972

 FEDERAL AND STATE
 INCOME TAXES                      54,500                   95,000

 Net income                        77,154                  125,972

 RETAINED EARNINGS -
 beginning of period            6,898,523                6,249,750

 RETAINED EARNINGS -
 end of period          $       6,975,677    $           6,375,722

 EARNINGS PER SHARE OF
 COMMON STOCK                        0.10                     0.16

 Average shares of stock
 outstanding                      775,585                  775,585

                               Fourteen Weeks        Thirteen Weeks
                               Ended February 2,     Ended January 27,
                                   2002                  2001
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                          $   77,154     $    125,972

 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation                            17,160           18,429
 Loss on sale of securities              12,054           18,217

 Decrease (increase) in:
 Accounts receivable                    341,359         (188,529)
 Inventories                             24,753         (109,420)
 Prepaid expenses                         4,395           98,201

 (Decrease) increase in:
 Accounts payable                       (16,108)         (38,623)
 Accrued income taxes                  (130,500)             -0-
 Other current liabilities             (183,512)         (99,645)

 Net cash provided (used)
 by operating activities                146,755         (175,398)

 CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property and equipment    (71,741)             -0-
 Purchases of securities               (161,537)        (475,819)
 Sale of securities                      83,398          104,081

 Net (used) by investing activities    (149,880)        (371,738)

 (Decrease) in cash                      (3,125)        (547,136)

 Cash and cash equivalents
 at beginning of period               4,424,969        4,196,034

 Cash and cash equivalents
 at end of period              $      4,421,844   $    3,648,898

 SUPPLEMENTAL DISCLOSURES:
 Interest  paid                             -0-               -0-

 Income taxes paid                  $   185,000         $     -0-

                    OPT-Sciences Corporation and Subsidiary
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                    OPT-Sciences Corporation and Subsidiary
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)







1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of February 2, 2002 and October 27, 2001, and the results of operations for the fourteen weeks ended February 2, 2002 and the thirteen weeks ended January 27, 2001 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION


Cash and cash equivalents - OPT Sciences Corporation's cash balances decreased during the first three months of the year from $4,424,969 to $4,421,844.
Profits  generated,  were  offset  by purchases  of  equipment  and  marketable securities. There are no material obligations in existence that would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Sales revenues have increased by about 12% from the level of the first three months of the prior year. Gross profits fell off as the labor force needed throughout the prior period was excessive for this volume level. Management has reviewed staffing levels and is in the process of making changes. Income from investments decreased as funds were shifted into securities from interest bearing savings accounts and securities that were deemed undesirable were sold.

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