Form 10QSB
period 2002-05-04
OPT SCIENCES CORP
filed 2002-11-15
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended May 4, 2002

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


     Class                                  Outstanding at May 4, 2002
Common Stock, par value $0.25               775,585 shares












INDEX




PART I          FINANCIAL INFORMATION

Item 1.          Financial Statements

Consolidated Balance Sheets - May 4,
2002 and October 27, 2001                                  3

Consolidated Statements of Income -
thirteen weeks ended May 4, 2002 and
April 28, 2001 and twenty-seven weeks
ended May 4, 2002 and  twenty-six
weeks ended April 28, 2001                                5

Consolidated Statements of Cash Flows -
twenty-seven weeks ended May 4, 2002 and
twenty-six weeks ended April 28, 2001                     6

Notes to Consolidated Financial Statements                8

Item 2.          Management's Discussion and Analysis or Plan
of Operation                                              9


PART II     OTHER INFORMATION

Item 1          Not Applicable

Item 2          Not Applicable

Item 3          Not Applicable

Item 4          Not Applicable

Item 5          Not Applicable

Item 6          Not Applicable


SIGNATURE                                                10







                                        ASSETS

                                           May 4,                   October 27,
                                           2002                     2001


CURRENT ASSETS


Cash and cash equivalents             $   4,454,433              $  4,424,969
Trade accounts receivable                   709,090                 1,055,356
Inventories                                 383,517                   429,056
Prepaid expenses                             28,246                    38,982
Marketable securities                     1,132,042                 1,082,483

Total current assets                      6,707,328                 7,030,846


PROPERTY AND EQUIPMENT

Land                                        114,006                   114,006
Building and improvements                   433,307                   346,571
Machinery and equipment                   1,240,955                 1,212,241
Small tools                                  53,580                    53,580
Furniture and fixtures                        8,048                     8,048
Office equipment                             52,594                    50,924
Automobiles                                  60,100                    60,100

Total property and equipment              1,962,590                 1,845,470

Less: accumulated depreciation            1,071,079                 1,033,207

Net property and equipment                  891,511                   812,263

OTHER ASSETS

Deposits                                     2,837                      2,837

Total assets                          $  7,601,676               $  7,845,946


                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                            May 4,                October 27,
                                             2002                  2001



CURRENT LIABILITIES

Accounts payable - trade                 $  133,592                $  270,877
Accrued income taxes                         85,900                   139,096
Other current liabilities                   103,601                   255,466

Total current liabilities                   323,093                   665,439

STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares                 250,000                   250,000
Additional paid in capital                  272,695                   272,695
Retained earnings                         7,020,076                 6,898,523
Accumulated other comprehensive
Income                                      (76,970)                  (53,493)

Less treasury stock at cost -
224,415 shares                             (187,218)                 (187,218)

Total stockholders' equity                7,278,583                 7,180,507

Total liabilities and
stockholders' equity                   $  7,601,676              $  7,845,946



               Thirteen Weeks  Thirteen Weeks   Twenty-Seven   Twenty-Six
               Ended           Ended            Weeks Ended    Weeks Ended
               May 4, 2002     April 28, 2001   May 4, 2002    April 28, 2001

NET SALES        $  969,615       $ 1,290,593     $ 2,168,404   $ 2,360,239

COST OF SALES       770,034           990,698       1,683,268     1,728,832
Gross profit
  on sales          199,581           299,895         485,136       631,407

OPERATING EXPENSES
Sales & delivery     18,668            15,743          52,259        36,827
General and
  administrative    130,085           157,324         275,293       307,037

Total operating
  expenses          148,753           173,067         327,552       343,864

Operating income     50,828           126,828         157,584       287,543

OTHER INCOME         24,971            34,798          49,869        95,055

Net income
  before taxes       75,799           161,626         207,453       382,598

FEDERAL AND STATE
INCOME TAXES         31,400            69,500          85,900       164,500

Net income           44,399            92,126         121,553       218,098

RETAINED EARNINGS -
  beginning of
  period          6,975,677         6,375,722       6,898,523     6,249,750

RETAINED EARNINGS -
end of period   $ 7,020,076       $ 6,467,848     $ 7,020,076   $ 6,467,848

EARNINGS PER SHARE OF
COMMON STOCK           0.06              0.12            0.16          0.28

Average shares of stock
outstanding         775,585           775,585         775,585       775,585


                                  Twenty-Seven              Twenty-Six
                                  Weeks Ended               Weeks Ended
                                  May 4, 2002               April 28, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                     $      121,553           $      218,098

Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                           37,872                   36,858
Loss on sale of securities             18,467                   38,248

Decrease (increase) in:
Accounts receivable                   346,266                 (400,112)
Inventories                            45,539                 (109,633)
Prepaid expenses                       10,736                    6,002
Prepaid income taxes                      -0-                  177,245

(Decrease) increase in:
Accounts payable                       (5,504)                  37,687
Accrued income taxes                 (184,977)                  18,961
Other current liabilities            (151,865)                 (49,389)

Net cash provided (used)
by operating activities               238,087                  (26,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property
  and equipment                      (117,120)                 (37,862)
Purchases of securities              (249,414)                (602,126)
Sale of securities                    157,911                  171,059

Net (used) by
  investing activities        $      (208,623)         $      (468,929)




                                 Twenty-Seven               Twenty-Six
                                 Weeks Ended                Weeks Ended
                                 May 4, 2002                April 28, 2001

Increase (decrease) in cash           29,464                  (494,964)

Cash and cash equivalents
at beginning of year               4,424,969                 4,196,034

Cash and cash equivalents
at end of period            $      4,454,433          $      3,701,070

SUPPLEMENTAL DISCLOSURES:

Interest paid                   $       -0-               $       -0-

Income taxes paid            $      249,550             $      63,294




1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of May 4, 2002 and October 27, 2001, and the results of operations for the twenty-seven weeks ended
May 4, 2002 and twenty-six weeks ended april 28, 2001 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION


Cash and cash equivalents--OPT Sciences Corporation's cash balances increased during the first six months of the year from $4,424,969 to $4,454,433. Profits generated, were offset by purchases of fixed assets. There are no material obligations in existence that would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Sales revenues have decreased by about 8% from the level of the first three months of the prior year. Gross profits fell off as the labor force needed throughout this period was excessive for this volume level. Management has reviewed staffing levels and has made changes. Income from investments decreased as funds were shifted into securities from interest bearing savings accounts and securities that were deemed undesirable were sold.






SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     OPT-SCIENCE CORPORATION
     Registrant




     Date     Anderson McCabe, President





     Date     Harvey Habeck,
              Chief Accountant