Form 10QSB
period 2002-08-03
OPT SCIENCES CORP
filed 2002-11-25
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended August 3, 2002

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


      Class                  Outstanding at August 3, 2002
Common Stock, par value $0.25                  775,585 shares










INDEX




PART I            FINANCIAL INFORMATION

Item 1.            Financial Statements

Consolidated Balance Sheets - August 3,
2002 and October 27, 2001                                               3

Consolidated Statements of Income -
thirteen weeks ended August 3, 2002 and
July 28, 2001 and forty weeks
ended August 3, 2002 and thirty-nine weeks
ended July 28, 2001                                                     5

Consolidated Statements of Cash Flows -
forty weeks ended August 3, 2002 and
thirty-nine weeks ended July 28, 2001                                   6

Notes to Consolidated Financial Statements                              8

Item 2.            Management's Discussion and Analysis or Plan
of Operation                                                            9


PART II      OTHER INFORMATION

Item 1            Not Applicable

Item 2            Not Applicable

Item 3            Not Applicable

Item 4            Not Applicable

Item 5            Not Applicable

Item 6            Not Applicable


SIGNATURE                                                              10













                                ASSETS


                                               August 3,          October 27,
                                               2002               2001
CURRENT ASSETS

Cash and cash equivalents                  $  4,507,669         $  4,424,969
Trade accounts receivable                       692,355            1,055,356
Inventories                                     393,462              429,056
Prepaid expenses                                 21,583               38,982
Marketable securities                           914,545            1,082,483

Total current assets                          6,529,614            7,030,846

PROPERTY AND EQUIPMENT

Land                                            114,006              114,006
Building and improvements                       433,307              346,571
Machinery and equipment                       1,555,417            1,212,241
Small tools                                      53,580               53,580
Furniture and fixtures                            8,048                8,048
Office equipment                                 52,594               50,924
Automobile                                       60,100               60,100

Total property and equipment                  2,277,052            1,845,470

Less: accumulated depreciation                1,087,732            1,033,207

Net property and equipment                    1,189,320              812,263

OTHER ASSETS

Deposits                                          2,837                2,837

Total assets                               $  7,721,771         $  7,845,946





















LIABILITIES AND STOCKHOLDERS' EQUITY

                                           August 3,              October 27,
                                           2002                   2001
CURRENT LIABILITIES
Accounts payable - trade                $  419,705           $       139,096
Accrued income taxes                         1,338                   270,877
Other current liabilities                   67,113                   255,466

Total current liabilities                  488,156                   665,439

STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares                250,000                   250,000
Additional paid in capital                 272,695                   272,695
Retained earnings                        7,054,713                 6,898,523
Accumulated other comprehensive income    (156,575)                  (53,493)
Less treasury stock at cost -
224,415 shares                            (187,218)                 (187,218)

Total stockholders' equity               7,233,615                 7,180,507

Total liabilities and
stockholders' equity                  $  7,721,771                 7,845,946































                Thirteen Weeks   Thirteen Weeks  Forty           Thirty-Nine
                Ended            Ended           Weeks Ended     Weeks Ended
                August 3, 2002   July 28, 2001   August 3, 2002  July 28, 2001

NET SALES         $  1,043,785     $  1,596,574    $  3,212,189  $  3,956,813

COST OF SALES          863,480        1,119,198       2,546,748     2,848,030
Gross profit on sales  180,305          477,376         665,441     1,108,783

OPERATING EXPENSES
Sales & deliver         15,040           25,962          67,299        62,789
General and
  administrative       128,328          149,167         403,621       456,204

Total operating
  expenses             143,368          175,129         470,920       518,993

Operating income        36,937          302,247         194,521       589,790

OTHER INCOME            15,600           11,705          65,469       106,760

Net income before
  taxes                 52,537          313,952         259,990       696,550

FEDERAL AND STATE
INCOME TAXES            17,900          135,000         103,800       299,500

Net income              34,637          178,952         156,190       397,050

RETAINED EARNINGS -
  beginning of
  period             7,020,076        6,467,848       6,898,523     6,249,750

RETAINED EARNINGS -
  end of period   $  7,054,713     $  6,646,800    $  7,054,713  $  6,646,800

EARNINGS PER SHARE OF
COMMON STOCK              0.04             0.23            0.20          0.51

Average shares of
  stock outstanding    775,585          775,585         775,585       775,585
















                                           Forty Weeks      Thirty-nine Weeks
                                           Ended            Ended
                                           August 3, 2002   July 28, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                $  156,190          $  397,050
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Depreciation and amortization                 54,525              55,287
Loss on sales of securities                   34,671              75,851
Decrease (increase) in:
Accounts receivable                          363,001            (582,565)
Inventories                                   35,594             (49,435)
Prepaid expenses                              17,399              12,598
Prepaid income taxes                             -0-             177,245
(Decrease) increase in:
Accounts payable                             280,609              23,088
Accrued income taxes                        (269,539)            145,036
Other current liabilities                   (188,353)             (9,750)
Net cash provided
  by operating activities                    484,097             244,405
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment         (431,582)            (63,292)
Purchases of securities                     (354,999)           (732,943)
Sales of securities                          385,184             300,223
Net cash (used)
  by investing activities                $  (401,397)        $  (496,012)





























                                         Forty Weeks        Thirty-nine Weeks
                                         Ended              Ended
                                         August 3, 2002     July 28, 2001

Increase (decrease) in cash                    82,700          (251,607)
Cash and cash equivalents
  at beginning of year                      4,424,969         4,196,034
Cash and cash equivalents
  at end of period                       $  4,507,669      $  3,944,427

SUPPLEMENTAL DISCLOSURES:
Interest paid                            $        -0-      $        -0-
Income taxes paid                        $    369,017      $     72,219











































                  OPT-Sciences Corporation and Subsidiary
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of August 3, 2002 and October 27, 2001, and the results of operations for the forty weeks ended August 3, 2002 and the thirty-nine weeks ended July 28, 2001 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Cash and cash equivalents--OPT Sciences Corporation's cash balances increased during the first nine months of the year from $4,424,969 to $4,507,669. Profits generated, decreases in accounts receivable and inventory, and sales of marketable securities more than offset increases in accounts payable and purchases of fixed assets and marketable securities. There are no material obligations in existence which would be anticipated to cause any substantial decrease in the cash balances from other than the Company's future operations.


RESULTS OF OPERATIONS

Sales revenues have decreased by about 19% from the level of the first nine months of the prior year. Increased pressure on selling prices and the decrease in sales of the higher profit items brought gross profits down. Income from investments decreased as funds were shifted into interest bearing savings accounts and securities that were deemed undesirable were sold.























SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OPT-SCIENCE CORPORATION
Registrant

Date      Anderson McCabe, President

Date      Lorraine Domask, Chief Accountant