Form 10KSB
period 2002-11-02
OPT SCIENCES CORP
filed 2003-02-05
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                                     FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2002

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

State issuer's revenues for its most recent fiscal year:  $4,262,824.

The aggregate market value of the 239,965 common shares held by non-affiliates of the registrant was $1,739,746, computed by reference to the closing bid price of such stock as listed on the non NASDAQ over the counter market on December 31, 2002.

This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant's common shares.





(APPLICABLE ONLY TO CORPORATE EGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of December 31, 2002.

Documents Incorporated by Reference: See Exhibits. Also see Notice of 2003 Annual Meeting of Shareholders to be held on April 3, 2003 and related Management Information Statement which are to be filed and incorporated by reference into Items 9 through 12 of Part III.

Transitional Small Business Disclosure Format

Yes    No X

                                  TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT - FISCAL YEAR 2002
OPT-SCIENCES CORPORATION AND SUBSIDIARY

PART I

                                                       PAGE
Item  1.  Description of Business                        4
Item  2.  Description of Property                        7
Item  3.  Legal Proceedings                              7
Item  4.  Submission of Matters to a
               Vote of Security Holders                  7

PART II

Item  5.  Market for Common Equity and
              Related Stockholder Matters                7
Item  6.  Management's Discussion and Analysis
              or Plan of Operation                       8
Item  7.  Financial Statements                          10
Item  8.  Changes In and Disagreements
              with Accountants on Accounting
              and Financial Disclosure                  10

PART III

Item  9.  Directors, Executive Officers,
             Promoters and Control Persons;
             Compliance with Section 16(a)
             of the Exchange Act                        10
Item 10. Executive Compensation                         10
Item 11. Security Ownership of Certain
             Beneficial Owners
             and Management                             10
Item 12. Certain Relationships and Related
             Transactions                               10

PART IV

Item 13. Exhibits and Reports on Form 8-K               10
Item 14. Controls and Procedures                        11

                Signatures                              12
                Section 302 Certification               12
                Section 906 Certification               15

PART I

  This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans,"
"anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

  Although Management believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

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

CORE PRODUCTS. The distinguishing characteristic of the Company's business is its optical thin film coating capability. Almost all products which the Company offers incorporate an optical coating of some type. The primary coatings are its anti-reflection coating used for glare reduction and its transparent conductive coating used for electromagnetic interference shielding. Either or both coatings are applied to different types of glass face plates which are mounted on the front of liquid crystal displays (LCDs), cathode ray tubes (CRTs) and electromechanical displays (EMDs).


NEW PRODUCTS; ANCILLARY PRODUCTS AND SERVICES. In addition to coated glass described above, the Company also offers a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies. In September 2000, the Company acquired Astro thin film coating equipment which allows the Company to apply anti-reflection coatings to large glass substrates and optical filters at a more competitive price. The Astro coating equipment is now operational, and its output will be used for displays generally larger than 13" diagonal. This system has begun to generate revenues but they are not yet material. The Company is developing procedures to optimize satisfactory production and is soliciting orders for such production. Both LCD and CRT displays in 13" and larger diagonal size range are used in medical, industrial and commercial products and will serve a new customer and product base for the Company.

GROWTH STRATEGY. The Company has adopted a fiscally conservative approach to the development of new business. It continues to identify new customers for its products, to collaborate with customers in adapting its products to customer requirements, to price its products competitively but profitably, to maintain high quality, to add capital equipment as required and to adjust personnel levels based on market circumstances. Since the beginning of Fiscal Year 2003, Management has seen a further decline in orders for display glass used on commercial aircraft. Orders for the business aircraft and the military aircraft industries and for other coated flat panel displays are remaining steady, with an expectation of only moderate growth in those areas over the next few years. The Company anticipates growth for its non-aircraft products in medical, industrial and commercial markets, but the amount of such growth is difficult to predict at this time.

The Company recently acquired and installed a new coating unit to augment and upgrade the capacity of the Company to meet its potential customers' needs.

MARKETING AND SALES. The principal sales executive of the Company is the President, who maintains regular contact with the largest customers and continually seeks to develop new customers. The Company does not currently employ the services of manufacturers representatives or sales personnel. The Company and its products are listed in the Thomas Register. The Company also maintains its own website at osresearch.com. The Company engages in a low cost public relations and advertising program. Orders are usually placed with the Company by purchasing personnel of major corporations or governmental agencies, based on price, delivery terms, satisfaction of technical specifications and quality control. Purchases by the Company's customers are ordinarily from vendors on an approved vendor list. Sales are assisted by creative technical solutions to customer requirements. The Company is already an approved vendor for major aircraft programs and this improves product acceptance by new customers. The Company continues to be the lead supplier for the anti-glare panels for the flat panel displays on the Boeing 777, the 737-800 and the 717 models of commercial aircraft. The Company's customer base is narrow, with three customers constituting approximately 52% of all sales. The Company had a backlog of orders equal to $1.33 million at the end of Fiscal Year 2002, approximately $490,000 less than at the end of the prior year. The Company continues to see a decline in the flow of new orders for instrument panel glass used in new commercial aircraft. Management attributes this decrease primarily to the reduction in sales of Boeing and Airbus commercial aircraft.

PATENTS, TRADEMARKS AND PROPRIETARY KNOWLEDGE.  The
Company does not hold any patent or registered trademark. Part of its competitive advantage, however, consists of accumulated experience and know-how in satisfying the instrument glass requirements of its customers.

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

COMPETITION. The principal competition the Company faces is from larger optical coating companies such as OCLI, and other similar sized companies such as Metavac and Mod-A-Can, Inc. Competition is based on product quality, price, reputation and ability to meet delivery deadlines. As pointed out above (see Marketing and Sales), status as an approved vendor for the product is frequently very important.

EMPLOYEES. As of November 2, 2002, the Company employed 45 employees, of which 43 were full time individuals and none of whom are union members. This represents a decrease of 11 full time employees from the end of fiscal 2001. The Company expects to adjust the number of its full time employees further, if needed, in order to react to market conditions. The Company believes it has a good relationship with its employees. The Company is subject to the federal minimum wage and hour laws and provides various routine employee benefits such as life and health insurance. The Company provides a 401K Plan for the benefit of all its employees; it does not have any stock option plan.

ITEM 2. DESCRIPTION OF PROPERTY

The Company conducts its operations at the principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. The Company owns this 1.4 acre property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space and approximately 1,200 square feet of office space. The Company also owns and utilizes a building containing 3,000 square feet of warehouse and 5,000 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In addition, the Company is leasing on a year to year basis 5,000 square feet for general warehouse and material storage. Together, those facilities meet the Company's current space requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY
HOLDER MATTERS

The Company has not listed its Common Shares on an established public trading market, but shareholders do trade the Company's Shares on the non-NASDAQ over the counter market. The symbol for the Company's Shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid and asked quotations, for the calendar quarter indicated, as recorded by Pink Sheets LLC., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2001                                     Bid                Ask
  First Quarter                           $4.125 - 4.875       $5.00 -  6.00
Second Quarter                             3.50   - 4.50        5.00 -  7.00
Third Quarter                              3.75   - 4.00        7.00
Fourth Quarter                             4.00   - 4.95        7.00 - 11.00

Fiscal 2002                                     Bid                Ask
  First Quarter                           $4.95 - 5.85        $ 9.00 - 10.15
Second Quarter                             5.85 - 8.05         10.00 - 15.00
Third Quarter                              8.10 - 8.70         11.00
Fourth Quarter                             7.25 - 8.80          9.00 - 11.00

As of December 31, 2002, the closing bid for the Common Stock was $7.25 and the closing ask was $9.00 per share.

The Company had 958 shareholders of record of its Common Stock as of December 31, 2002.

DISTRIBUTIONS

The Company did not declare or pay any dividend on its Common Stock during Fiscal Year 2002 and does not presently intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

This Management's Discussion and Analysis as of November 2, 2002 should be read in conjunction with the audited condensed consolidated financial statements and notes thereto set forth in this report. It may also contain forward looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

As a result of the Company's relatively strong cash position, the Company has sufficient liquidity and credit to fund its contemplated capital and operating activities through Fiscal 2003. The Company also believes it will generate earnings in Fiscal 2003 which will further assure the Company's ability to meet its capital expenditure requirements.


RESULTS OF OPERATIONS

FISCAL YEAR 2002

Fiscal 2002 was not a good year for the Company. Sales decreased by 22% to $4.2 million and earnings dropped even more dramatically, from $603,906 in Fiscal 2001 to $109,967 in Fiscal 2002. The decline in earnings was in a large part due to four factors: 1) the drop in production of new Boeing commercial aircraft; 2) a decline in the spare parts market for older commercial aircraft; the large available inventory of older commercial aircraft contain parts which may be used as replacement parts; 3) the addition of engineering personnel to supervise production and engage in research and development of new products; and 4) start up costs for the Astro optical coating machine. The Company's backlog declined to $1.33 million at the end of the fiscal year, a reduction of 27% from the end of the prior fiscal year. The new Astro optical coating system is expected to generate material revenues by the end of the fourth quarter of 2003.

Income from other investment sources dropped 36%, due primarily to the sale at a loss of certain high tech mutual fund investments of the Company. A significant improvement in income from other investments is not anticipated in fiscal 2003.

The events of September 11th, 2001 and the weak national economy continue to have a dramatic effect on the aerospace industry, with the commercial aircraft market being hit very hard. This market represents over 50% of the Company's business. The aftermath of 9/11 included bankruptcies of major airlines and the current recession, both of which are now being felt and will pose significant challenges for the Company in the commercial avionics market over at least the next two years. The drop in commercial aircraft being manufactured by Boeing will continue through 2004. At the same time, as stated above, the spare parts market for older airplanes is also declining, as airlines utilize parts from surplus stored aircraft. However, not all sectors of the avionics industry are under the same pressure. The business and military avionics markets remain steady and may even show moderate growth over the next few years. The Company has increased its production capabilities in both markets with an expectation of slight increases in sales over Fiscal Year 2002.

The Company also has plans for diversifying its customer base. The addition of the Astro optical coating unit will help change the Company's market base by also serving non aviation markets. This new product offering may reduce risk to the Company. Revenues from the Astro optical coating equipment will come predominantly from commercial display applications and to a lesser extent the aerospace display market. In addition, the recent purchase of another coating unit has increased the Company's capability to apply gold conductive coatings to certain types of face plates for aircraft instrument.

                              FISCAL YEAR 2001

The financial results for Fiscal Year 2001 were a significant improvement over Fiscal Year 2000. Sales increased by 59% to $5.4 million resulting in an increased in operating income to $963,000, a 756% increase over the poor results of the prior year. This turnaround was in large part due to three factors: 1) over $1 million new business with Rockwell International; 2) $500,000 of business with a new customer, Philips; 3) and a general improvement in the aerospace market for the period prior to 9/11. The Company's backlog remained at approximately $1.82 million at the end of the Fiscal Year, but as the year concluded shipments outpaced new orders and negative trends in the aircraft industry bean to emerge. The new Astro optical coating system which the Company purchased in 2000 did not contribute to revenue in 2001 as originally contemplated. Income from other investments dropped 59% due to a drop in prevailing interest rates and trading losses in the Company's investment portfolio.

INFLATION

During the three year period that ended on November 2, 2002, inflation did not have a material effect on the Company's operating results.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, the notes thereto, and the report thereon by Mayer, Shanzer & Mayer, P.C. dated January 6, 2003, are filed as part of this report starting on page 16 below.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-KSB

(a) Financial Statements, Schedules and Exhibits

1.  Financial Statements and Schedules. See Table of
Contents to Consolidated Financial Statements and
Schedules on page 17.

2.  Exhibits:

3. Articles of Incorporation and By-Laws Incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC for its fiscal year ended November 1, 1997 starting on page 22.
21.  List of Subsidiaries
Incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC for its fiscal year ended
November 1, 1997 starting on page 54.

  (b) Reports on Form 8-K

  There were no reports filed on Form 8-K during the quarter ended November 2, 2002

ITEM 14.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Based on evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, Opt-Science's principal executive officer and Principal accounting officer have concluded that Opt-Science's disclosure controls and procedures (as defined in Rules 13a-14( c ) and 15d-14( c ) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

There were no significant changes in Opt-Science's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OPT-SCIENCES CORPORATION


By:_______________________________________
Anderson L. McCabe
President

Date:  January 30, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                DATE

__________________
Anderson L. McCabe    President,           January 30, 2003
                      CEO, CFO
                      and Director

__________________    Secretary            January 30, 2003
Arthur J. Kania       Treasurer and
                      Director

___________________
Arthur J. Kania, Jr.  Director             January 30, 2003

____________________  Chief Accountant     January 30, 2003
Lorraine Domask

                     SECTION 302 CERTIFICATION

I, Anderson L. McCabe, President, Chief Executive Officer and Chief Financial Officer, certify that:

1.  I have reviewed this annual report on Form 10-KSB of OPT-SCIENCES
CORPORATION;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 30, 2003


/s/Anderson L. McCabe



Anderson L. McCabe
President, Chief Executive Officer and Chief Financial Officer

                            SECTION 906 CERTIFICATION


I, Anderson L. McCabe, Chief Executive Officer and Chief Financial Officer of OPT-SCIENCES CORPORATION (the "Company"), certify, pursuant to section
906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10KSB of the Company for the fiscal year ended November 2, 2002 (the "Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  January 30, 2003


          By:/s/Anderson L. McCabe
Anderson L. McCabe, Chief Executive Officer and
                    Chief Financial Officer

                  OPT - Sciences Corporation
                         and Subsidiary

                     Financial Statements

                     Years Ended November 2, 2002
                        and October 27, 2001



                        TABLE OF CONTENTS



                                                          PAGE


Independent Auditor's Report                               17

Consolidated Balance Sheets                                18

Consolidated Statements of Earnings                        20

Consolidated Statements of
      Stockholders' Equity                                 21

Consolidated Statements of Cash Flows                      22

Notes to Consolidated Financial Statements                 24

                         INDEPENDENT AUDITOR'S REPORT



To Stockholders and Board of Directors
OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of November 2, 2002 and October 27, 2001 and The related consolidated statements of earnings and stockholders' equity and Cash flows for each of the fiscal years in the two year period ended November 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of November 2, 2002 and October 27, 2001 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended November 2, 2002 in conformity with U.S. generally accepted accounting principles.



Mayer, Shanzer, & Mayer, P.C.

A Professional Corporation



January 6, 2003

                                    ASSETS

                                                 November 2,    October 27,
                                                    2002          2001
CURRENT ASSETS

Cash and cash equivalents                        $4,233,346     $4,424,969
Cash - restricted                                   228,435           -0-
Trade accounts receivable                           679,449      1,055,356
Inventories                                         397,403        429,056
Prepaid expenses                                     15,759         38,982
Prepaid income tax                                    8,900           -0-
Loans and exchanges                                   4,825           -0-
Deferred Income Taxes                                17,287           -0-
Marketable securities                             1,017,795      1,082,483

  Total current assets                            6,603,199      7,030,846


PROPERTY AND EQUIPMENT

Land                                                114,006        114,006
Building and improvements                           433,307        346,571
Machinery and equipment                           1,577,714      1,212,241
Small tools                                          53,580         53,580
Furniture and fixtures                                8,048          8,048
Office equipment                                     52,594         50,924
Transportation equipment                             60,100         60,100

  Total property and
    equipment                                     2,299,349      1,845,470

  Less:  accumulated depreciation                 1,131,004      1,033,207

              Net property and
                equipment                         1,168,345        812,263


OTHER ASSETS

Deposits                                              2,837          2,837

Total assets                                     $7,774,381     $7,845,946

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                               November 2,    October 27,
                                                  2002           2001
CURRENT LIABILITIES

Accounts payable - trade                        $429,269      $139,096
Accrued income taxes                                -0-        315,744
Other current liabilities                        129,942       255,466

  Total current liabilities                      559,211       710,306


STOCKHOLDERS' EQUITY

  Common capital stock - par value
    $.025 per share - authorized
    and issued 1,000,000 shares                  250,000       250,000
  Additional paid in capital                     272,695       272,695
  Retained earnings                            6,963,623     6,853,656
  Accumulated other comprehensive income:
  Unrealized holding (loss) gain
    on marketable securities                     (83,930)      (53,493)
  Less treasury stock at cost -
    224,415 shares and 224,415 shares           (187,218)     (187,218)


    Total stockholders' equity                 7,215,170     7,135,640

            Total liabilities and
               stockholders' equity            7,774,381     7,845,946

                                   Fiscal Year Ended      Fiscal Year Ended
                                   November 2, 2002       October 27, 2001
                                     (53 Weeks)              (52 Weeks)


NET SALES                            $4,191,377              $5,402,967

COST OF SALES                         3,461,568               3,750,091

Gross profit on sales                   729,809               1,652,876


OPERATING EXPENSES

Sales & delivery                         99,596                  88,982
General and administrative              547,166                 600,646

 Total operating expenses               646,762                 689,628

 Operating income                        83,047                 963,248

OTHER INCOME                             71,447                 112,338

 Net income before taxes                154,494               1,075,586

FEDERAL AND STATE
  INCOME TAXES                           44,527                 471,680

 Net income                            $109,967                $603,906

EARNINGS PER SHARE OF
  COMMON STOCK                            $0.14                   $0.78

Weighted average number
  of shares                             775,585                 775,585

                                                Accumulated
                                                Other
                     Common  Paid-in  Retained  Comprehensive  Treasury
                     Stock   Capital  Earnings  Income         Cost      Total


BALANCE -
  OCTOBER 29, 2000  $250,000 272,695  6,249,750   (9,661)  (187,218) 6,575,566

Net income for
  the fiscal year
  ended October
  27, 2001                              648,773                        648,773
Other comprehensive income,
  net of tax:
  Unrealized holding
  losses on
  securities arising
  during period,
  net of tax of
  $33,067                                        (43,832)             (43,832)

TOTAL COMPREHENSIVE INCOME                                             604,941

BALANCE -
  OCTOBER 27, 2001  $250,000  272,695  6,898,523 (53,493)  (187,218) 7,180,507

Prior period adjustment                  (44,867)                     (44,867)

BALANCE RESTATED,
  OCTOBER 27, 2001  $250,000  272,695  6,853,656 (53,493)  (187,218) 7,135,640

Net income for fiscal year
  ended November 2, 2002                 109,967                       109,967

Unrealized holding
  losses on
  securities arising
  during period,
  net of tax of
  $22,962                                        (30,437)              (30,437)

TOTAL COMPREHENSIVE INCOME                                              79,530

BALANCE
  NOVEMBER 2, 2002  $250,000  272,695  6,963,623 (83,930)  (187,218) 7,215,170

                                  Fiscal Year Ended      Fiscal Year Ended
                                  November 2, 2002       October 27, 2001
                                    (53 Weeks)              (52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                          $109,967                  $603,906

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                          97,797                    78,671
Loss on sale of securities            57,760                   105,607

Decrease (increase) in:
Accounts receivable                  375,907                  (529,796)
Inventories                           31,653                   (49,512)
Prepaid expenses                      23,223                   (13,236)
Prepaid income taxes                  (8,900)                  177,245
Loans and exchanges                   (4,825)                     -0-
Deferred income taxes                (17,287)                     -0-

(Decrease) increase in:
Accounts payable                     290,173                     8,965
Accrued income taxes                (315,744)                  315,744
Other current liabilities           (125,524)                   66,729

Net cash provided
  by operating activities            514,200                   764,323

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment (453,879)                  (94,485)
Purchases of securities             (493,715)                 (850,393)
Proceeds from sale of securities     470,206                   409,490

Net cash (used)
  by investing activities          $(477,388)                $(535,388)

                             Fiscal Year Ended      Fiscal Year Ended
                             November 2, 2002       October 27, 2001
                               (53 Weeks)              (52 Weeks)


Increase in cash                 $36,812                 $228,935

Cash and cash equivalents
  at beginning of year         4,424,969                4,196,034

Cash and cash equivalents
  at end of period            $4,461,781               $4,424,969

SUPPLEMENTAL DISCLOSURES:

Interest paid                     $2,767                $    -0-

Income taxes paid               $362,550                  $18,647

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

                    OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Marketable Securities

Marketable securities consist of debt and equity securities and mutual funds. Equity securities included both common and preferred stock.

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $29,052 and $31,522 for the years ended November
2, 2002 and October 27, 2001, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.

NOTE 2 -  Inventories

  Inventories consisted of the following:
                                       November 2,         October 27,
                                         2002                2001

  Finished goods                        $45,864             $127,450
  Raw materials and supplies              7,285               19,244
  Work in progress                      344,254              282,362

                                       $397,403             $429,056

NOTE 3 -  Marketable Securities
                                     Gross          Gross
                       Amortized   Unrealized    Unrealized      Fair
                         Cost        Gains         Losses        Value
  November 2, 2002
  Common stock         $181,184                   $ (8,399)    $172,785
  Preferred stock       616,592                    (13,556)     603,036
  Corporate bonds         6,949         366                       7,315
  Publicly traded
    partnerships         18,406       8,119                      26,525
  Mutual funds          278,594                    (70,460)     208,134

                     $1,101,725     $ 8,485      $ (92,415)  $1,017,795


  October 27, 2001
  Common stock         $209,719                   $(27,354)    $182,365
  Preferred stock       583,667      49,308                     632,975
  Corporate bonds         6,949         777                       7,726
  Publicly traded
    partnerships         18,406      19,844                      38,250
  Mutual funds          317,235                    (96,068)     221,167

                     $1,135,976     $69,929      $(123,422)  $1,082,483


Sales of securities available for sale during the years ended November 2, 2002 and October 27, 2001 were as follows:

                                 2002               2001
  Proceeds from sales         $470,206            $409,490

  Gross realized gains         $14,970              $8,652

  Gross realized losses        $72,730            $114,259

                 OPT-Sciences Corporation and Subsidiary
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 -  Income Taxes

The income tax expense of the Company consists of the following:


                                               2002          2001
Current tax expense:
  Federal                                  $ 16,514       $ 365,363
  State                                      45,300         106,317
  Total                                      61,814         471,680
Deferred Tax (Benefit)
  Federal                                   (13,669)            -0-
  State                                      (3,618)            -0-
  Total                                     (17,287)            -0-

Income Tax Expense                         $ 44,527        $471,680

At November 2, 2002 the Company had a deferred tax asset of $24,837 and a deferred tax liability of $7,550, resulting in a net deferred tax asset of $17,287.

Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. These differences arose principally from the use of accelerated tax depreciation and the carry forward of capital losses.

At November 2, 2002, the company had capital loss carry forwards of $149,996 expiring in 2006 and 2007. Of these losses, an amount equal to this year's losses of $57,760 is deemed to be usable before expiration.

NOTE 5 -   Major Customers

Two customers accounted for approximately $1,929,100 of net sales during the year ended November 2, 2002. The amount due from these customers, included in trade accounts receivable, was approximately $356,289 on November 2, 2002.

One customer accounted for approximately $2,311,900 of net sales during the year ended October 27, 2001. The amount due from this customer, included in trade accounts receivable, was approximately $422,281 on October 27, 2001.

                       OPT-Sciences Corporation and Subsidiary
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 -  Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was $4,129,909 on November 2, 2002 and $3,953,799 on October 27,2001.

NOTE 7 -  Prior Period Adjustment

During the year ended November 2, 2002, an adjustment was made to the company's retained earnings to reflect an adjustment for the under accrual of federal and state income taxes for the prior year.

This adjustment decreased beginning retained earnings by $44,867. The statements for year ended October 27, 2001 were restated as follows: Federal and State Income Taxes were increased $44,867 and this resulted in a decrease in Net Income of the same amount. Accrued income taxes increased by $44,867 and ending retained earnings decreased by the same amount.

This adjustment lowered earnings per share for the year ended October 27, 2001 to $.78 from $.84 per share.

NOTE 8 -   Cash - Restricted


At November 2, 2002, PNC Bank was holding a certificate of deposit worth $228,435 against a letter of credit issued for the purchase of a new coating unit. This certificate was released December 2002 when the unit was received and payment issued.