Form 10QSB
period 2003-02-01
OPT SCIENCES CORP
filed 2003-04-01
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC 20549

                           FORM 10-QSB

            Quarterly report under to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934


            For the quarterly period ended February 1, 2003

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X              No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                  Outstanding at February 1, 2003
Common Stock, par value $0.25            775,585 shares







                                 INDEX


PART 1           FINANCIAL INFORMATION


Item 1.          Financial Statements
                 Consolidated Balance Sheets - February 1,
                 2003 and November 2, 2002                            3

                 Consolidated Statements of Income -
                 thirteen weeks ended February 1, 2003 and
                 fourteen weeks ended February 2, 2002.               5

                 Consolidated Statements of Cash Flows -
                 thirteen weeks ended February 1, 2003 and
                 fourteen weeks ended February 2, 2002.               6

                 Notes to Consolidated Financial Statements           7

Item 2.          Management's Discussion and Analysis or Plan
                 of Operation                                         8


PART II          OTHER INFORMATION


Item 1           Not Applicable

Item 2           Not Applicable

Item 3           Not Applicable

Item 4           Not Applicable

Item 5           Not Applicable

Item 6           Not Applicable



SIGNATURE















                               ASSETS


                                   February 1,              November 2,
                                      2003                     2002
CURRENT ASSETS

   Cash and cash equivalents $     4,011,336         $      4,233,346
   Cash - restricted                     -0-                  228,435
   Trade accounts receivable         593,327                  679,449
   Inventories                       407,354                  397,403
   Prepaid expenses                   67,182                   15,759
   Prepaid income tax                  8,900                    8,900
   Loans and exchanges                 3,925                    4,825
   Deferred Income Taxes              17,287                   17,287
   Marketable securities           1,094,808                1,017,795

     Total current assets          6,204,119                6,603,199


PROPERTY AND EQUIPMENT

   Land                              114,006                  114,006
   Building and improvement          433,307                  433,307
   Machinery and equipment         1,608,283                1,577,714
   Small tools                        53,580                   53,580
   Furniture and fixture               8,048                    8,048
   Office equipment                   52,594                   52,594
   Automobiles                        60,100                   60,100

     Total property and
       equipment                   2,329,918                2,299,349

     Less:  accumulated
       depreciation                1,162,731                1,131,004

     Net property and
       Equipment                   1,167,187                1,168,345

OTHER ASSETS

   Deposits                            2,837                    2,837

       Total assets          $     7,374,143         $      7,774,381













                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                         February 1,           November 2,
                                            2003                  2002
CURRENT LIABILITIES

   Accounts payable - trade    $     147,142           $      429,269
   Other current liabilities          68,260                  129,942

     Total current liabilities       215,402                  559,211



STOCKHOLDERS' EQUITY

   Common capital stock -
     par value $.025 per
     share - authorized
     and issued 1,000,000 shares     250,000                  250,000
   Additional paid in capital        272,695                  272,695
   Retained earnings               6,887,908                6,963,623
   Accumulated other
     comprehensive income:           (64,644)                 (83,930)
   Less treasury stock at cost -
     224,415 shares and 224,415
     shares                         (187,218)                (187,218)


     Total stockholders' equity    7,158,741                7,215,170

        Total liabilities and
          stockholders' equity     7,374,143                7,774,381


























                                      Thirteen Weeks        Fourteen Weeks
                                         Ended                   Ended
                                     February 1, 2003       February 2, 2002

NET SALES                             $    738,914            $ 1,198,789

COST OF SALES                              669,665                913,234

   Gross profit on sales                    69,249                285,555


OPERATING EXPENSES

Sales & delivery                            16,128                 33,591
General and administrative                 139,923                145,208

   Total operating expenses                156,051                178,799

     Operating income                      (86,802)               106,756

OTHER INCOME                                11,087                 24,898

     Net income before taxes               (75,715)               131,654

FEDERAL AND STATE
  INCOME TAXES                                 -0-                 54,500

     Net income                            (75,715)                77,154

RETAINED EARNINGS -
  beginning of period                    6,963,623              6,898,523

RETAINED EARNINGS -
  end of period                        $ 6,887,908            $ 6,975,677

EARNINGS PER SHARE OF
  COMMON STOCK                               (0.10)                  0.10

Average shares of stock
  Outstanding                              775,585                775,585

















                                       Thirteen Weeks          Fourteen Weeks
                                          Ended                    Ended
                                     February 1, 2003        February 2, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                            $     (75,715)          $       77,154

Adjustments to reconcile net income
to net cash provided by operating
activities:
   Depreciation                              31,727                   17,160
   Loss on sale of securities                14,321                   12,054

Decrease (increase) in:
   Accounts receivable                       86,122                  341,359
   Inventories                               (9,951)                  24,753
   Prepaid expenses                         (51,423)                   4,395
   Loans and exchanges                          900                      -0-

(Decrease) increase in:
   Accounts payable                        (282,127)                 (16,108)
   Other current liabilities                (61,682)                (183,512)

     Net cash (used) provided
       by operating activities             (347,828)                 277,255

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment      (30,569)                 (71,741)
   Purchases of securities                 (232,149)                (161,537)
   Sales of securities                      160,101                   83,398

     Net (used) by investing activities    (102,617)                (149,880)

(Decrease) in cash                         (450,445)                  (3,125)

Cash and cash equivalents
  at beginning of period                  4,461,781                4,424,969

Cash and cash equivalents
  at end of period                     $  4,011,336             $  4,421,844

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                -0-                      -0-

   Income taxes paid            $               -0-            $     185,000












1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of February 1, 2003 and November 2, 2002, and the results of operations for the thirteen weeks ended February 1, 2003 and the fourteen weeks ended February 2, 2002 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.















































                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Opt-Sciences uses its working capital to finance current operations, including new equipment purchases and capital improvements. Working Capital decreased in the first quarter from $4,461,781 to $4,011,366, primarily because of an initial payment of $228,435 for a new thin film coating system and associated modifications of the coating department to install the new equipment. During this period, the Company also made repairs to its new Astro coating system and refurbished the employee break area. Finally, the Company experienced an operating loss of $75,000, primarily because of unusually low production yield on one of the Company's anti glare glass production lines.

In today's challenging marketplace, although the Company must make ongoing investments in new equipment and processes to compete successfully in the aerospace and commercial display markets, the Company does not have current plans for capital expenditures at the high level experienced during the first quarter.


RESULTS OF OPERATIONS
The first quarter of 2003 continued to reflect a weak market for the Company's products. Net sales declined to $736,600, down 39% from the same period last year and 19% from the fourth quarter of 2002. Approximately $100,000 in sales were deferred through 2003 as the result of an inventory control decision by one of our major customers. This major customer decided not to accept shipments in December of 2002 in order to lower inventories. The reduction of sales output coupled with a $59,500 of accumulated returns, compared to $17,900 last year, and low production yields on one of the Company's higher revenue parts during December and January contributed to a net loss for the period of approximately $75,000. Because of the low production yields, the Company spent more money for expensive raw materials, increasing cost of goods sold and reducing the gross margin on sales to 9.3%. Since orders have picked up during the quarter, management considered the negative factors to be temporary, and no permanent cutbacks were made to operating expenses during the first quarter. As such, operating expenses remained relatively flat and decreased only 12.7% from last year, and far less than net sales.

We have corrected the problems with production yields and the Company is hoping for a modest improvement during the second quarter of this fiscal year. During the first quarter the Company booked over $1.3 million in new orders bringing its backlog of orders up to $1.93 million from a low of $1.33 million at the end of the Fiscal Year 2002. Of this backlog of orders, 90% are expected to be delivered within fiscal year 2003. To fully satisfy this increase in demand the Company is making plans to add additional production personnel.

Income from investment sources continues to be depressed as a result of low prevailing interest rates.








Forward Looking Statements

Certain statements contained in this report that do not relate to historical information are "forward looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995 and thus are prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements. Such factors include, but are not limited to, economic, competitive, and general industry conditions. The Company disclaims any responsibility to update any such forward-looking statements.

Item 3. Controls and Procedures

The management of the Company, including Anderson L. McCabe, as Chief Executive Officer and Acting Chief Financial Officer of the Company had evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the [Securities Exchange] Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, Mr. McCabe determined that such controls and procedures were effective as of January 22, 2003, the date of the conclusion of the evaluation. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls between January 22,2003, the date of the conclusion of the evaluation of disclosure controls and procedures, and the date of this report.

























                                   CERTIFICATIONS


I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Opt-Sciences Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     b) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	3/25/03


__/s/Anderson L. McCabe_____________________
Chief Executive Officer and Chief Financial Officer


I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify, pursuant to section 906 of the Sabanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. the Quarterly Report on Form 10QSB of the Company for the quarterly period ended February 1, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 25, 2003
__/s/Anderson L. McCabe_____________________
Chief Executive Officer and Chief Financial Officer