Form 10QSB
period 2003-05-03
OPT SCIENCES CORP
filed 2003-07-18
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                FORM 10-QSB

           Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the quarterly period ended May 3, 2003

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

              Class                Outstanding at May 3, 2003
Common Stock, par value $0.25          775,585 shares









                                     INDEX


PART 1
FINANCIAL INFORMATION

Item 1.      Financial Statements
             Consolidated Balance Sheets - May 3,
             2003 and November 2, 2002                            3

             Consolidated Statements of Income -
             thirteen weeks ended May 3, 2003 and
             May 4, 2002 and twenty-six weeks ended
             May 3, 2003 and twenty-seven weeks
             ended May 4, 2002.                                   5

             Consolidated Statements of Cash Flows -
             twenty-six weeks ended May 3, 2003 and
             twenty-seven weeks ended May 4, 2002.                6

             Notes to Consolidated Financial Statements           8


Item 2.      Management's Discussion and Analysis or Plan
             of Operation                                         9


PART II
OTHER INFORMATION

Item 1       Not Applicable

Item 2       Not Applicable

Item 3       Not Applicable

Item 4       Not Applicable

Item 5       Not Applicable

Item 6       Not Applicable

SIGNATURE                                                        10















                                  ASSETS


                                   May 3,                     November 2,
                                   2003                          2002
CURRENT ASSETS

Cash and cash equivalents   $     3,737,197             $      4,233,346
Cash - restricted                       -0-                      228,435
Trade accounts receivable           869,830                      679,449
Inventories                         411,419                      397,403
Prepaid expenses                     40,728                       15,759
Prepaid income tax                    8,900                        8,900
Loans and exchanges                  41,550                        4,825
Deferred Income Taxes                17,287                       17,287
Marketable securities             1,046,336                    1,017,795

  Total current assets            6,173,247                    6,603,199


PROPERTY AND EQUIPMENT
Land                                114,006                      114,006
Building and improvements           433,307                      433,307
Machinery and equipment           1,667,351                    1,577,714
Small tools                          53,580                       53,580
Furniture and fixtures                8,048                        8,048
Office equipment                     52,594                       52,594
Automobiles                          60,100                       60,100

  Total property and
           Equipment              2,388,986                    2,299,349

  Less:  accumulated
        Depreciation              1,195,702                    1,131,004

              Net property and
                 equipment        1,193,284                    1,168,345

OTHER ASSETS

Deposits                              2,837                        2,837

Total assets                $     7,369,368             $      7,774,381














                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            May 3,                 November 2,
                                            2003                       2002
CURRENT LIABILITIES
Accounts payable - trade              $     111,872            $      429,269
Other current liabilities                    72,074                   129,942

  Total current liabilities                 183,946                   559,211

                               STOCKHOLDERS' EQUITY

    Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares              250,000                   250,000
    Additional paid in capital              272,695                   272,695
    Retained earnings                     6,959,098                 6,963,623
    Accumulated other
      comprehensive income:                (109,153)                  (83,930)
    Less treasury stock at cost -
   224,415 shares and 224,415 shares       (187,218)                 (187,218)

   Total stockholders' equity             7,185,422                 7,215,170

            Total liabilities and
               stockholders' equity    $  7,369,368             $   7,774,381































                          Thirteen    Thirteen
                            Weeks       Weeks      Twenty-Six    Twenty-Seven
                            Ended       Ended      Weeks Ended   Weeks Ended
                        May 3, 2003  May 4, 2002   May 3, 2003   May 4, 2002

NET SALES             $  1,067,019   $  969,615   $  1,805,933  $  2,168,404
COST OF SALES              899,695      770,034      1,569,360     1,683,268
Gross profit on sales      167,324      199,581        236,573       485,136

OPERATING EXPENSES
Sales & delivery            12,252       18,668         28,380        52,259
General and administrative 129,949      130,085        269,872       275,293

 Total operating expenses  142,201      148,753        298,252       327,552

 Operating income           25,123       50,828        (61,679)      157,584

OTHER INCOME                46,067       24,971         57,154        49,869

 Net income before taxes    71,190       75,799         (4,525)      207,453

FEDERAL AND STATE
  INCOME TAXES                 -0-       31,400            -0-        85,900

 Net income (loss)          71,190       44,399         (4,525)      121,553

RETAINED EARNINGS -
  beginning of period    6,887,908    6,975,677      6,963,623     6,898,523

RETAINED EARNINGS -
  end of period       $  6,959,098 $  7,020,076  $   6,959,098   $ 7,020,076

EARNINGS PER SHARE OF
  COMMON STOCK                0.09         0.06           0.01          0.16

Average shares of stock
  outstanding              775,585      775,585        775,585       775,585




















                                          Twenty-Six            Twenty-Seven
                                          Weeks Ended           Weeks Ended
                                          May 3, 2003           May 4, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                         $    (4,525)         $   121,553
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation                                   64,698               37,872
(Gain) loss on sale of securities              (5,463)              18,467
Decrease (increase) in:
Accounts receivable                          (190,381)             346,266
Inventories                                   (14,016)              45,539
Prepaid expenses                              (24,969)              10,736
Loans and exchanges                           (36,725)                 -0-
(Decrease) increase in:
Accounts payable                             (317,397)              (5,504)
Accrued income taxes                          (57,868)            (151,865)
Other current liabilities                         -0-             (184,977)

Net cash (used) provided
   by operating activities                   (586,646)             238,087

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment           (89,637)            (117,120)
Purchases of securities                      (347,829)            (249,414)
Sales of securities                           299,528              157,911

Net (used) by investing activities           (137,938)            (208,623)

(Decrease) in cash                           (724,584)              29,464

Cash and cash equivalents
at beginning of period                      4,461,781            4,424,969

Cash and cash equivalents
at end of period                        $   3,737,197       $    4,454,433

SUPPLEMENTAL DISCLOSURES:
Interest paid                                     -0-                  -0-
Income taxes paid                       $         -0-       $      249,550















1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of May 3, 2003 and November 2, 2002, and the results of operations for the twenty-six weeks ended May 3, 2003 and the twenty-seven weeks ended May 4, 2002 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


OVERVIEW


The business of Opt-Sciences Corporation is conducted through its wholly owned subsidiary, O & S Research, Inc.

RESULTS OF OPERATIONS

Our primary market is anti-glare aircraft instrument glass for new and used commercial, military and executive aircraft. The second quarter of 2003 showed some improvement over the first quarter. Net sales increased to $1,067,019, up 10% from the same period last year and up 44% from the first quarter of 2003. The higher sales resulted in a net income of $71,190 for the quarter. However, for the year to date, we had a loss in net income of $4,525. The financial difficulties of the airlines and a sluggish economy have diminished the expected demand for both commercial and executive aircraft and have created a very negative pricing environment for our products. During the first quarter, we booked $630,000 in new orders. Our $1,067,019 of sales lowered the backlog of orders to $1.49 million from $1.93 million at end of the first quarter. Most of this backlog reduction is a result of the loss in business associated with the one major customer, Rockwell Collins. We expect sales overall to drop in the third and fourth quarters because Rockwell Collins did not agree to pay our established prices for instrument glass and will place the bulk of its orders elsewhere. We anticipate that the backlog will continue to decline as we complete remaining orders for this customer but receive no new orders from it. Of this backlog of orders, we expect to deliver 90% within fiscal year 2003.

We had earlier acquired an Astro Coating Unit in order to diversify our Product offerings beyond the aircraft industry. We have experienced technical difficulties in bringing the equipment on stream, involving nonproductive downtime, equipment repairs, extra labor costs and low yields. Because of ongoing low production yields, the Company continues to spend more money for expensive raw materials, increasing cost of goods sold. Although higher than last quarter, gross operating margin on sales is still only 15.6% for the quarter.

To address these challenges, the Company is reviewing its product lines for profitability and pricing, focusing on improving production yields, adjusting employee levels based on projected sales, and generally reassessing the most appropriate responses to the harsh market conditions.

FINANCIAL  CONDITION
Opt-Sciences uses its working capital to finance current operations, including new equipment purchases and capital improvements. Our cash decreased in the first quarter from $4,011,366 to $3,737,197 primarily because of a final payment of a new thin film coating system delivered in February and associated installation costs for the new equipment. Our cash also declined as a result of increases in accounts receivable and the purchase of additional securities. We are continuing with the installation of a new chilled water system to replace older equipment which cannot support the new coating unit. We are also finishing repairs to the new Astro coating system and to the flat glass washing system used with it. Other areas of planned expenses are additional sales and marketing costs as we try to attract new business.

Income from investment sources continues to be depressed as a result of low prevailing interest rates.

In today's challenging marketplace, although we must make ongoing investments in new equipment and processes to compete successfully in the aerospace and commercial display markets, we do not have current plans for capital operating expenditures at the high level experienced during the first quarter.

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


Item 3. Controls and Procedures

The management of the Company, including Anderson L. McCabe as Chief
Executive Officer and Acting Chief Financial Officer, has evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the [Securities Exchange] Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, Mr. McCabe determined that such controls and procedures were effective as of May 19, 2003, the date of the conclusion of the evaluation. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls between May 19, 2003 the date of the conclusion of the evaluation of disclosure controls and procedures, and the date of this report.

CERTIFICATIONS
I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:

1. .I have reviewed this quarterly report on Form 10-QSB of Opt-Sciences Corporation;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
    (or persons performing the equivalent functions):

    a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date 07/01/03

__/s/Anderson L. McCabe_____________________
Chief Executive Officer and Chief Financial Officer



I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify, pursuant to section 906 of the Sabanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. the Quarterly Report on Form 10QSB of the Company for the quarterly period ended February 1, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 1, 2003
__/s/Anderson L. McCabe_____________________
Chief Executive Officer and Chief Financial Officer