Form 10QSB
period 2003-08-02
OPT SCIENCES CORP
filed 2003-11-06
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC 20549

                            FORM 10-QSB

             Quarterly report under to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


              For the quarterly period ended August 2, 2003

                          Commission File No. 0-1455



                     OPT - SCIENCES CORPORATION
(Exact name of small business issuer as specified in its charter)


New Jersey                                        21-0681502
(State or other jurisdiction of
incorporation or organization)               (I.R.S. Employer
                                            identification number)


1912 Bannard Street, Riverton, NJ                         08077
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:     856-829-2800


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



Class                                         Outstanding at August 2, 2003
Common Stock, par value $0.25                        775,585 shares







                                   INDEX


PART 1     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheets - August 2,
            2003 and November 2, 2002                                      3

            Consolidated Statements of Income -
            thirteen weeks ended August 2, 2003 and
            August 3, 2002 and thirty-nine weeks ended
            August 2, 2003 and forty weeks
            ended August 3, 2002.                                          5

            Consolidated Statements of Cash Flows -
            thirty-nine weeks ended August 2, 2003 and
            forty weeks ended August 3, 2002.                              6

            Notes to Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis or Plan
            of Operation                                                   9


PART II     OTHER INFORMATION

Item 1     Not Applicable

Item 2     Not Applicable

Item 3     Not Applicable

Item 4     Not Applicable

Item 5     Not Applicable

Item 6     Not Applicable



SIGNATURE                                                                 10
















                                  ASSETS

                                              August 2,          November 2,
                                                2003                2002
CURRENT ASSETS

Cash and cash equivalents                   $3,815,947            $4,233,346
Cash - restricted                                  -0-               228,435
Trade accounts receivable                      992,398               679,449
Inventories                                    393,352               397,403
Prepaid expenses                                16,725                15,759
Prepaid income taxes                             1,269                 8,900
Loans and exchanges                             26,041                 4,825
Deferred Income Taxes                           17,287                17,287
Marketable securities                          979,571             1,017,795

  Total current assets                       6,242,590             6,603,199


PROPERTY AND EQUIPMENT

Land                                           114,006               114,006
Building and improvements                      433,307               433,307
Machinery and equipment                      1,678,163             1,577,714
Small tools                                     53,580                53,580
Furniture and fixtures                           8,048                 8,048
Office equipment                                52,594                52,594
Automobiles                                     60,100                60,100

  Total property and
           equipment                         2,399,798             2,299,349

  Less:  accumulated depreciation            1,230,798             1,131,004

              Net property and
                 equipment                   1,169,000             1,168,345


OTHER ASSETS

Deposits                                         2,837                 2,837

Total assets                                $7,414,427            $7,774,381














                             LIABILITIES AND STOCKHOLDERS' EQUITY


                                       August 2,                    November 2,
                                         2003                          2002
CURRENT LIABILITIES

Accounts payable - trade                 $36,289                    $429,269
Other current liabilities                 67,771                     129,942

  Total current liabilities              104,060                     559,211


STOCKHOLDERS' EQUITY

    Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares           250,000                     250,000
    Additional paid in capital           272,695                     272,695
    Retained earnings                  7,048,808                   6,963,623
    Accumulated other comprehensive income:
                                         (73,918)                    (83,930)
    Less treasury stock at cost -
   224,415 shares and 224,415 shares    (187,218)                   (187,218)


   Total stockholders' equity          7,310,367                   7,215,170

            Total liabilities and
               stockholders' equity   $7,414,427                  $7,774,381



























                   Thirteen Weeks Thirteen Weeks Thirty-Nine      Forty
                         Ended         Ended      Weeks Ended   Weeks Ended
                   August 2, 2003 August 4, 2002 August 2, 2003 August 4, 2002


NET SALES         $1,122,238      $1,043,785     $2,928,171     $3,212,189

COST OF SALES        853,538         863,480      2,422,898      2,546,748

Gross profit
   on sales          268,700         180,305        505,273        665,441


OPERATING EXPENSES

Sales & delivery      16,259          15,040         44,639         67,299
General and
   administrative    140,585         128,328        410,457        403,621

 Total operating
   expenses          156,844         143,368        455,096        470,920

 Operating income    111,856          36,937         50,177        194,521

OTHER INCOME          23,554          15,600         80,708         65,469

 Net income
    before taxes     135,410          52,537        130,885        259,990

FEDERAL AND STATE
  INCOME TAXES        45,700          17,900         45,700        103,800

 Net income (loss)    89,710          34,637         85,185        156,190

RETAINED EARNINGS -
  beginning
  of period        6,959,098       7,020,076      6,963,623      6,898,523

RETAINED EARNINGS -
  end of period   $7,048,808      $7,054,713     $7,048,808     $7,054,713


EARNINGS PER SHARE OF
  COMMON STOCK          0.12            0.04           0.11           0.20

Average shares of stock
  outstanding        775,585         775,585        775,585        775,585










                                       Thirty-Nine          Forty
                                       Weeks Ended          Weeks Ended
                                       August 2, 2003       August 3, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                      $85,185              $156,190

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                            99,794                54,525
(Gain) loss on sale of securities       (7,070)               34,671

Decrease (increase) in:
Accounts receivable                   (312,949)              363,001
Inventories                              4,051                35,594
Prepaid expenses                          (966)               17,399
Prepaid income taxes                     7,631                   -0-
Loans and exchanges                    (21,216)                  -0-

(Decrease) increase in:
Accounts payable                      (392,980)              280,609
Accrued income taxes                       -0-              (269,539)
Other current liabilities              (62,171)             (188,353)

Net cash (used) provided
         by operating activities      (600,691)              484,097

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment   (100,449)             (431,582)
Purchases of securities               (460,144)             (354,999)
Sales of securities                    515,450               385,184

Net (used) by investing activities     (45,143)             (401,397)

(Decrease) Increase in cash           (645,834)               82,700

Cash and cash equivalents
at beginning of period               4,461,781             4,424,969

Cash and cash equivalents
at end of period                    $3,815,947            $4,507,669

SUPPLEMENTAL DISCLOSURES:
Interest paid                               $5                  $-0-

Income taxes paid                      $38,069              $369,017














               OPT-Sciences Corporation and Subsidiary
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of August 2, 2003 and November 2, 2002, and the results of operations for the thirty-nine weeks ended August 2, 2003 and the forty weeks ended August 3, 2002 and cash flows for the respective periods then ended.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.









































OVERVIEW


The business of Opt-Sciences Corporation is conducted through its wholly owned subsidiary, O & S Research, Inc.

RESULTS OF OPERATIONS

Our primary market is anti-glare aircraft instrument glass for new and used commercial, military and executive aircraft. The third quarter of 2003 showed a slight improvement from the second quarter. Net sales increased to $1,122,238, up 7.5% from the same period last year and up 5.1% from the second quarter of 2003. The slightly higher sales resulted in a net income of $89,710 for the quarter and $85,185 year to date. The latter result is well below our past operating history and indicative of the challenges ahead.

Demand for our avionic products continues to be weak, mirroring the overall weakness in demand for new commercial and executive aircraft. Most of our commercial avionic display products are manufactured for use in U.S. produced commercial aircraft. Over the past several years, foreign producers of aircraft, utilizing foreign manufactured avionics, have taken an increasing larger share of the weakened world market for commercial aircraft. While we have devoted considerable sales efforts to develop sales to foreign avionics suppliers, we have had little success to date.

With respect to executive jets,
the negative delivery trend is expected to bottom out this year. While we expect deliveries of new executive jets to remain flat near term, we expect 2005 executive jet requirements to increase as the industry rebounds. We anticipate this trend to benefit 2004 demands for our executive jet avionic glass products.

During the third quarter, we booked $822,000 in new orders, up $190,000 over bookings in the second quarter. Our $1,122,238 of deliveries lowered backlog of orders to $1.46 million from $1.49 million at end of the second quarter. Some decline in backlog is expected based on industry demands for the implementation of a Kanban (just-in-time) delivery system, which results in shorter lead times for orders, giving our customers greater flexibility in responding to market conditions as well as a reduction of their inventory costs. This will also result in an increase in our work-in-process since we will maintain an inventory of finished goods as a buffer stock to respond promptly to changes in short term demands of our customers under the Kanban delivery system. We anticipate that the backlog will continue to decline slightly as lead times continue to be reduced. Of the currently reported backlog of orders, we expect to deliver 90% within the fourth quarter of fiscal year 2003. In the future, reported changes in backlog will tend to portray the demand for our products expected to be delivered in the following quarter, rather than the traditional longer term book of orders.

The Astro Coating Unit, acquired to diversify our product offerings, has been installed but required modification and repair. As a result no significant sales were produced from it in the third quarter.

Overall process yields in the third quarter have improved, resulting in a moderate increase in operating margin. We will continue to emphasize such improvement as an offset to the declining revenue and earning base. Because of the uncertainty in the airline related industries, we have evaluated our need to reduce all areas of operating costs, including personnel related costs, which may require a further reduction of our workforce.

FINANCIAL CONDITION

We continue to use our working capital to finance current operations, including new equipment purchases and capital improvements. Cash balances increased slightly in the second quarter from $3,737,197 to $3,815,947, despite a moderate increase in accounts receivable.

Income from investments continues to be depressed as a result of low prevailing interest rates.

In today's challenging marketplace, we must continually evaluate investments in new equipment and processes to compete successfully in the aerospace and commercial display markets. Presently we have no current plans for any significant operational capital expenditures during the balance of the fiscal year. The future may require restructuring of our existing business model, in which event material capital investment may be required.

Because of downturn in the airline industry and the continuing challenge of achieving and maintaining profitability in our niche of the industry, our principal shareholder and management are considering various alternatives available to the Company, and shareholders will be advised as such decisions materialize. While management is hopeful of being able to continue operations for the benefit of its shareholders, the work force and otherwise, the continued existence of the Company as a public reporting entity is seriously challenged for a number of reasons including the following:

(i) The Company's status as a registered public company is costly and growing more costly and burdensome for the Company and its management. Current and prospective professional expenses and administrative time required to comply with the recently adopted Sarbanes Oxley Act are disproportionately large in the context of total revenues and total profits.

(ii) The market for the Company's stock is illiquid and inactive; there is limited market making in this stock with trading being sporadic and, in some months, virtually non-existent. The Company has not issued any security in the public market place for over 30 years and, accordingly, does not currently benefit from its status as a public company.

(iii)A majority of shareholders of record are "lost" shareholders and we have not been able to communicate with them, despite our efforts and the assistance of our transfer agent in locating them. The cost of communication and regulatory compliance has become prohibitive for a company our size.

Forward Looking Statements

Certain statements contained in this report that do not relate to historical information are "forward looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995 and thus are prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements. Such factors include, but are not limited to, economic, competitive, and general industry conditions. We disclaim any responsibility to update such forward-looking statements.

Item 3. Controls and Procedures

Our management, including Anderson L. McCabe as Chief Executive Officer and Acting Chief Financial Officer, has evaluated our disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the [Securities Exchange] Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, Mr. McCabe determined that such controls and procedures were effective as of August 13, 2003, the date of the conclusion of his evaluation. There were no significant changes in our internal controls or in other factors that could significantly affect these controls between August 13, 2003 the date of the conclusion of the evaluation of disclosure controls and procedures, and the date of this report.






































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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date10/27/03

__/s/Anderson L. McCabe_____________________
Chief Executive Officer and Chief Financial Officer

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify, pursuant to section 906 of the Sabanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10QSB of the Company for the quarterly period ended August 2, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 27, 2003

__/s/Anderson L. McCabe_____________________
Chief Executive Officer and Chief Financial Officer