Form 10QSB
period 2004-01-31
OPT SCIENCES CORP
filed 2004-05-14
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                Washington, DC  20549

                     FORM 10-QSB

QUARTERLY REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 2004

                 Commission File No. 0-1455



                OPT-SCIENCES CORPORATION
(Exact name of small business issuer as specified in its charter)



        NEW JERSEY                             21-0681502
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)


1912 Bannard Street, Riverton, New Jersey  08077
(Address of principal executive offices)  (Zip code)


Registrant's  telephone number, including Area Code: (856) 829-2800



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  (X)    NO


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.


Class
Common Stock, par value of $.25 per share:
775,585 Shares outstanding as of January 31, 2004

Transitional Small Business Format (Check one)  Yes     No (X)







INDEX

PART I    FINANCIAL INFORMATION							PAGE

Item  1.  Financial Statements
          Consolidated Balance Sheets - January 31, 2004 (unaudited)
          and November 1, 2003							  2

          Consolidated Statements of Income (unaudited) -
          thirteen weeks ended January 31, 2004 and
          fourteen weeks ended February 1, 2003					  4

          Consolidated Statements of Cash Flows (unaudited) -
          thirteen weeks ended January 31, 2004 and
          fourteen weeks ended February 1, 2003					  5

          Notes to Consolidated Financial Statements				  5

Item  2.  Management's Discussion and Analysis or Plan of Operation	          6

Item  3.  Controls and Procedures				         	  8

PART II   OTHER INFORMATION							  8

Item  1.  Legal Proceedings							  8

Item  2.  Changes in Securities							  8

Item  3.  Defaults Upon Senior Securities					  8

Item  4.  Submission of Matters to a Vote of Security Holders	        	  8

Item  5.  Other Information							  8

Item  6.  Exhibits and Reports on Form 8-K					  9

SIGNATURES									  9




                   PART I    FINANCIAL INFORMATION


Item  1.  Financial Statements

Consolidated Balance Sheets (unaudited)


                               ASSETS

                               January 31,           November 1,
                                 2004                   2003
CURRENT ASSETS

Cash and cash equivalent     $  4,178,068          $  4,227,416
Trade accounts receivable         523,259               598,407
Inventories                       441,414               450,421
Prepaid expenses                   23,037                21,693
Prepaid income taxes               61,775                61,775
Loans and exchanges                 3,600                 1,000
Marketable securities           1,086,769             1,136,122

  Total current assets          6,317,922             6,496,834


PROPERTY AND EQUIPMENT

Land                              114,006               114,006
Building and improvements         433,307               433,307
Machinery and equipment         1,679,731             1,678,791
Small tools                        53,580                53,580
Furniture and fixtures              8,048                 8,048
Office equipment                   52,594                52,594
Automobiles                        60,100                60,100

  Total property and
           equipment            2,401,366             2,400,426

  Less:  accumulated depreciation
                                1,336,887             1,297,707

           Net property and
            equipment           1,064,479             1,102,719


OTHER ASSETS

Deposits                            2,837                 2,837

Total assets                 $  7,385,238          $  7,602,390


LIABILITIES AND STOCKHOLDERS' EQUITY


                                January 31,          November 1,
                                   2004                 2003
CURRENT LIABILITIES

Accounts payable - trade        $  71,022            $   62,895
Deferred income taxes              29,560                29,560
Other current liabilities         101,210               172,528

  Total current liabilities       201,792               264,983


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares       250,000               250,000
Additional paid in capital        272,695               272,695
Retained earnings               6,860,219             7,025,880
Accumulated other
  comprehensive income:           (12,250)              (23,950)

Less treasury stock at cost -
224,415 shares and
224,415 shares                   (187,218)             (187,218)


   Total stockholders' equity   7,183,446             7,337,407

      Total liabilities and
        stockholders' equity $  7,385,238         $   7,602,390

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Income (unaudited)


                            Thirteen Weeks        Fourteen Weeks
                               Ended                 Ended
                            January 31, 2004      February 1, 2003

NET SALES                    $    742,228           $    738,914

COST OF SALES                     776,289                669,665

Gross profit on sales             (34,061)                 69,249


OPERATING EXPENSES

Sales & delivery                    4,977                 16,128
General and administrative        160,639                139,923

 Total operating expenses         165,616                156,051

 Operating income                (199,677)               (86,802)

OTHER INCOME                       34,016                 11,087

 Net income before taxes         (165,661)               (75,715)

FEDERAL AND STATE
INCOME TAXES                          -0-                    -0-

 Net income                      (165,661)               (75,715)

RETAINED EARNINGS -
  beginning of period           7,025,880              6,963,623

RETAINED EARNINGS -
  end of period                 6,860,219              6,887,908

EARNINGS PER SHARE OF
COMMON STOCK                        (0.21)                 (0.10)

Average shares of stock
  Outstanding                     775,585                775,585


The accompanying notes are an integral part of these financial statements.




Consolidated Statements of Cash Flows (unaudited)

                                Thirteen Weeks            Fourteen Weeks
                                    Ended                     Ended
                               January 31, 2004          February 1, 2003



CASH FLOWS FROM OPERATING ACTIVITIES

Net income                      $  (165,661)                 $   (75,715)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                         39,180                       31,727
(Gain)loss on sale of securities     (8,933)                      14,321

Decrease (increase) in:
 Accounts receivable                 75,148                       86,122
 Inventories                          9,007                       (9,951)
 Prepaid expenses                    (1,344)                     (51,423)
 Loans and exchanges                 (2,600)                         900

(Decrease) increase in:
 Accounts payable                     8,127                     (282,127)
 Other current liabilities          (71,318)                     (61,682)

   Net cash (used)
       by operating activities     (118,394)                    (347,828)

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property and
     equipment                         (940)                     (30,569)
  Purchases of securities           (62,106)                    (232,149)
  Sales of securities               132,092                      160,101

Net cash (used)
by investing activities         $    69,046                 $   (102,617)

(Decrease in cash)                  (49,348)                    (450,445)

Cash and cash equivalents
at beginning of year              4,227,416                    4,461,781

Cash and cash equivalents
at end of period                $ 4,178,068                 $  4,011,336

SUPPLEMENTAL DISCLOSURES:

Interest paid                   $       -0-                 $        -0-

Income taxes paid               $       -0-                 $        -0-


Notes to Financial Statements

Note 1:  Basis of presentation


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of January 31, 2004 and November 1, 2003, and the results of operations for the thirteen weeks ended January 31, 2004 and the thirteen weeks ended February 1, 2003 and cash flows for the respective periods then ended.

    These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended November 1, 2003.


2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


Item  2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E of Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.



BUSINESS OF THE COMPANY. Overview. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey corporations. As used in this form 10-KSB, the term "Company" refers to the combined operations of Opt-Sciences Corporation and O & S Research, Inc. The principal business of the Company is to provide optical coatings, filters, faceplates and lighting wedges which improve display readability for electronic instruments used primarily in aircraft. This in-cludes the application of different types of anti-reflection coatings, trans-parent conductive coatings and other optical coatings. The Company also pro-vides full glass cutting, grinding and painting operations which augment its optical coating capabilities. Most of the Company's products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations usin gappropriate night vision filters. This business is a niche business primarily dependent for its success on aircraft manufacturing and retrofitting. It requires custom manufacturing of small lots of products to satisfy component requirements for specific aircraft.

RESULTS OF OPERATIONS

Revenues of $742,228 for the first quarter increased slightly from 2003 first quarter revenue of $738,914, but declined 20% from $920,000 for the fourth quarter of 2003. This significant loss of $165,661 for the quarter, compares to a net loss for the first quarter of 2003 of $75,715. Revenues for the period were adversely affected by several manufacturing issues that required product re-work and deferred deliveries to our customers. Management is investigating the need for capital expenditures to improve the quality and efficiency of the current production methodology. Cost of Sales for the first quarter of 2004 increased approximately $106,600 over the same period in 2003. This increase resulted from higher labor costs, accounting adjustments for va-cation and holiday pay, greater costs of repairs and maintenance, additional costs associated with AS-9100 compliance and ongoing start-up costs associated with further development of the Astro coating investment. Operating expenses were also affected by minor net increases in several expense categories. Gen-eral and Administrative expenses increased because of costs associated with Sarbanes-Oxley compliance, an expense category which is expected to rise significantly in the future.During the first quarter, the Company booked $836,000 in new orders, up $56,000 rom the preceding quarter. The backlog rose slightly, largely because of the deferred shipments of approximately $200,000 related to the manufacturing re-work.As the Company increases efforts to reduce its overdue orders, it is expected that the backlog will decline as shipments outpace new orders. The Company continues its efforts to diversify into non-aircraft related coating products through the ongoing development of the Astro coating unit. The Company has worked diligently on this effort over the last twelve months, but has not yet succeeded in establishing reliable production or significant sales generation. With its increased efforts to deliver the backlog of deferred sales, the Company expects an increase in revenues for the second quarter. Despite the increase in sales related to deferred shipments, we anticipate a decline in other orders and expect the Company will operate at a loss for this quarter.
Recent instrument design changes by a major customer eliminating their need for one of the Company's major product offerings will result in lower sales in the third and fourth quarters. Accordingly, the Company may continue to operate at a loss during those periods. A major challenge to the Company is deterrmining the extent of capital re-investment required to meet the com-petitive challenges of the future so that profitable operations can be restored.

FINANCIAL  CONDITION; LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents at the end of the first quarter of 2004 decreased $49,348 from the preceding fourth quarter of 2003. This was largely due to capital expenditures and the net operating loss for the period, despite benefits from a reduction in accounts receivable. While the Company maintains strong liquidity in its current position, it recognizes there are significant challenges to its ability to produce the consistent profitability it had enjoyed prior to 9/11.

RISKS AND UNCERTAINTIES

Internally management is focusing on the extensive needs to upgrade its plant and equipment. In the near term, the Company will continue its efforts to introduce diversified production, through the development of the Astro Coating unit and other production processes. These expenses and the increased com-pliance costs associated with the Sarbanes/Oxley Act are major challenges to the operational success of the Company.

The future of our Company will depend, largely, on our ability to successfully develop or acquire new products. There is no assurance, however, that we will be successful in achieving market acceptance of any such new products that we develop. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

We face increasing competition from better-established companies that have significantly greater resources. Many of our current and potential competitors could enjoy substantial competitive advantages, such as:

     * Greater corporate name recognition and larger marketing budgets and resources;
     * Established marketing relationships and access to larger customer bases; and
     * Substantially greater financial, technical and other resources.




Item 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Anderson L. McCabe, our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures on March 26, 2004. Based on this evaluation, Mr. McCabe concluded that our dis-closure controls and procedures are effective in timely alerting Management to material information required to be included in our periodic reports that are filed with the Securities and Exchange Com-mission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the like-lihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) CHANGES IN INTERNAL CONTROLS

There was no significant change in the Company's internal controls or in any other factor that could significantly affect these controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

     None

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.



                                  OPT-SCIENCES CORORATION



                                  By: /s/Anderson L. McCabe
                                      ---------------------
                                         Anderson L. McCabe
                                         Chief Executive Officer

                                  Dated: May 6, 2004


EXHIBIT 31.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Opt-Sciences Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report my conclusions about the ef-fectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
   (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were sig-nificant changes in internal controls or in other factors that could sig-nificantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: May 6, 2004


EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation
(the "Company"), certify, pursuant to section 906 of the Sabanes-Oxley Act of 2002,18 U.S.C. Section 1350, that:
(1) the Quarterly Report on Form 10QSB of the Company for the quarterly period ended January 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: May 6, 2004

10QSB
1st  Quarter 2004
Draft: 05/06/04