Form 10QSB
period 2004-05-01
OPT SCIENCES CORP
filed 2004-07-22
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                Washington, DC  20549

                     FORM 10-QSB

QUARTERLY REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

          For the quarterly period ended May 1, 2004

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

Class
Common Stock, par value of $.25 per share:
775,585 Shares outstanding as of May 1, 2004

Transitional Small Business Format (Check one)  Yes     No (X)











INDEX

PART I   FINANCIAL INFORMATION                                   PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets - May 1, 2004 (unaudited)
         and November 1, 2003                                        2

         Consolidated Statements of Income (unaudited) -
         thirteen weeks ended May 1, 2004 and
         May 2, 2003                                                 4

         Consolidated Statements of Cash Flows (unaudited) -
         thirteen weeks ended May 1, 2004 and
         May 2, 2003                                                 5

         Notes to Consolidated Financial Statements                  5

Item 2.  Management's Discussion and Analysis or Plan of Operation   6

Item 3.  Controls and Procedures                                     8

PART II  OTHER INFORMATION                                           8

Item 1.  Legal Proceedings                                           8

Item 2.  Changes in Securities                                       8

Item 3.  Defaults Upon Senior Securities                             8

Item 4.  Submission of Matters to a Vote of Security Holders         8

Item 5.  Other Information                                           8

Item 6.  Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                           9


















                    PART I   FINANCIAL INFORMATION

                    Item 1.  Financial Statements

          Consolidated Balance Sheets - May 1, 2004 (unaudited)
                       and November 1, 2003

                            ASSETS

                                       May 1,          November 1,
                                       2004            2003
CURRENT ASSETS

Cash and cash equivalents           $4,038,090         $4,227,416
Trade accounts receivable              793,948            598,407
Inventories                            412,824            450,421
Prepaid expenses                        20,387             21,693
Prepaid income tax                      62,025             61,775
Loans and exchanges                      4,435              1,000
Marketable securities                1,095,611          1,136,122

  Total current assets               6,427,320          6,496,834


PROPERTY AND EQUIPMENT

Land                                   114,006            114,006
Building and improvements              448,342            433,307
Machinery and equipment              1,683,661          1,678,791
Small tools                             53,580             53,580
Furniture and fixtures                   8,624              8,048
Office equipment                        53,376             52,594
Automobiles                             60,100             60,100

  Total property and
           equipment                 2,421,689          2,400,426

  Less:  accumulated depreciation    1,376,669          1,297,707

              Net property and
                 equipment           1,045,020          1,102,719


OTHER ASSETS

Deposits                                 2,837              2,837

Total assets                        $7,475,177         $7,602,390

















                LIABILITIES AND STOCKHOLDERS' EQUITY


                                        May 1,          November 1,
                                        2004               2003
CURRENT LIABILITIES

Accounts payable - trade               $102,550           $62,895
Deferred taxes                           29,560            29,560
Other current liabilities                99,608           172,528

  Total current liabilities             231,718           264,983


STOCKHOLDERS' EQUITY

   Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares          250,000           250,000
   Additional paid in capital           272,695           272,695
   Retained earnings                  6,963,023         7,025,880
   Accumulated other
     comprehensive income:              (55,041)          (23,950)
    Less treasury stock at cost -
   224,415 shares and 224,415 shares   (187,218)         (187,218)


   Total stockholders' equity         7,243,459         7,337,407

            Total liabilities and
               stockholders' equity  $7,475,177        $7,602,390
















Accompanying notes are an integral part of these financial statements.


               Consolidated Statements of Income (unaudited) -
                  thirteen weeks ended May 1, 2004 and
                            May 2, 2003



                Thirteen Weeks  Thirteen Weeks  Twenty-Six  Twenty-Six
                    Ended          Ended        Weeks Ended Weeks Ended
                May 1, 2004     May 2, 2003     May 1, 2004 May 2, 2003


NET SALES       $1,083,991      $1,067,019      $1,826,219  $1,805,933

COST OF SALES      859,632         899,695       1,635,921   1,569,360

Gross profit
  on sales         224,359         167,324         190,298     236,573


OPERATING EXPENSES

Sales & delivery    14,184          12,252          19,161      28,380
General and
  administrative   129,291         129,949         289,930     269,872

   Total operating
     expenses      143,475         142,201         309,091     298,252

Operating income   80,884          25,123         (118,793)    (61,679)

OTHER INCOME        21,921          46,067          55,936      57,154

Net income
  before taxes     102,805          71,190         (62,857)     (4,525)

FEDERAL AND STATE
  INCOME TAXES         -0-             -0-             -0-         -0-

 Net income (loss) 102,805          71,190          (62,857)    (4,525)

RETAINED EARNINGS -
  beginning of
  period         6,860,218       6,887,908        7,025,880  6,963,623

RETAINED EARNINGS -
  end of period $6,963,023      $6,959,098       $6,963,023 $6,959,098


EARNINGS PER SHARE OF
  COMMON STOCK        0.13            0.09            (0.08)     (0.01)

Average shares of stock
  outstanding      775,585         775,585          775,585    775,585

Accompanying notes are an integral part of these financial statements.


                Consolidated Statements of Cash Flows (unaudited) -
                      thirteen weeks ended May 1, 2004 and
                                May 2, 2003

                                       Twenty-Six           Twenty-Six
                                       Weeks Ended          Weeks Ended
                                       May 1, 2004          May 2, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                        $(62,857)           $(4,525)

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                               78,962             64,698
(Gain) loss on sale of securities         (11,856)            (5,463)

Decrease (increase) in:
Accounts receivable                      (195,541)          (190,381)
Inventories                                37,597            (14,016)
Prepaid expenses                            1,053            (24,969)
Loans and exchanges                        (3,435)           (36,725)

(Decrease) increase in:
Accounts payable                           39,655           (317,397)
Accrued income taxes                          -0-            (57,868)
Other current liabilities                 (72,920)               -0-

Net cash (used)
         by operating activities         (189,342)          (586,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment       (21,263)           (89,637)
Purchases of securities                  (184,371)          (347,829)
Sales of securities                       205,650            299,528

Net cash provided (used)
         by investing activities               16           (137,938)

(Decrease) in cash                       (189,326)          (724,584)

Cash and cash equivalents
at beginning of period                  4,227,416          4,461,781

Cash and cash equivalents
at end of period                       $4,038,090         $3,737,197

SUPPLEMENTAL DISCLOSURES:
Interest paid                                 -0-                -0-

Income taxes paid                            $650                -0-



Accompanying notes are an integral part of these financial statements.













Notes to Financial Statements

Note 1:  Basis of presentation

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of May 1, 2004 and November 1, 2003, and the results of operations for the thirteen weeks ended May 1, 2004 and the thirteen weeks ended May 2, 2003 and cash flows for the respective periods then ended.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended November 1, 2003.

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


Item  2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E of Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, all statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from the forward-looking statements or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.


BUSINESS OF THE COMPANY.

Overview. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey corporations. As used in this form 10-QSB, the term "Company" refers to the combined operations of Opt-Sciences Corporation and O & S Research, Inc. The principal business of the Company is to provide optical coatings, filters, faceplates and lighting wedges which improve display readability for electronic instruments used primarily in aircraft. This includes the application of different types of anti-reflection coatings, transparent conductive coatings and other optical coatings. The Company also provides full glass cutting, grinding and painting operations which augment its optical coating capabilities. Most of the Company's products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters. This business is a niche business primarily dependent for its success on aircraft manufacturing and retrofitting. It requires custom manufacturing of small lots of products to satisfy component requirements for specific aircraft.

RESULTS OF OPERATIONS

Revenues of $1,083,991 for the second quarter of 2004 increased slightly from 2003 second quarter revenue of $1,067,019 and up 46% from $742,220 for the preceding first quarter of 2004. This increase in revenue resulted in net income of $102,805 for the quarter. This compares to net income for the second quarter of 2003 of $71,190. For the first two quarters the Company has a net loss of $62,857 compared with a loss of $4,525 for the same period in 2003. Revenues for the second quarter increased from the first quarter as certain manufacturing problems were resolved. Management is continuing its efforts to investigate capital expenditures that will be necessary to improve the quality and efficiency of the current production methodology.

Cost of Sales for the second quarter of 2004 decreased approximately $40,000 over the same period in 2003. Operating expenses for the second quarter of 2004 increased slightly by approximately $1200 over the second quarter of fiscal 2003. The decrease in Cost of Sales over the same period last year was the result of increases in production yields reducing scrap rates. The gross margin of 20% is an improvement over last quarter and last year.

During the first quarter, the Company booked $797,000 in new orders, down $39,000 from the first quarter of 2004. The backlog dropped by $290,000 because shipments outpaced new orders as the company increased output. The company is still trying to reduce its overdue orders which represent deferred shipments of approximately $150,000 that resulted from the manufacturing re-work and capacity problems during the first quarter.

The Company is continuing its efforts to diversify into non-aircraft related coating products through the ongoing development of the Astro coating unit. The Company has been working diligently on this effort over the last twelve months, but has not yet succeeded in establishing reliable production or significant sales generation. With its increased efforts to deliver the backlog of deferred sales, the Company expects a continued increase in revenue for the third quarter. We expect to breakeven by by the end of the third quarter as a result of the increased sales. Recent design changes by the Company's largest customer on one of the Company's major product offerings has been delayed. The design change is now scheduled for the first fiscal quarter of 2005 and when implemented, is expected to result in a significant decline in sales. A major challenge to the Company is determining the extent of capital re-investment required to meet the competitive challenges of the future.

FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents at the end of the second quarter of 2004 decreased $139,978 from the preceding first quarter of 2004. This was largely due to a significant increase in accounts receivable resulting from the increased sales for the quarter and due to increased purchases of securities. While the Company maintains a strong liquidity in its current position, it recognizes there are significant challenges to its ability to produce the consistent profitability it had enjoyed prior to 9/11. The Aerospace industry itself is challenged. Internally management is focusing on the extensive needs to upgrade its plant and equipment.

RISKS AND UNCERTAINTIES

Internally management is focusing on the extensive needs to upgrade its plant and equipment. In the near term, the Company will continue its efforts to introduce diversified production, through the development of the Astro Coating unit and other production processes. These expenses and the increased compliance costs associated with the Sarbanes/Oxley Act are major challenges to the operational success of the Company.

The future market for the Company's aircraft instrument glass is shrinking due to technological obselesence and the use of larger displays in the cockpit. A large concern to the Company comes from new display technologies. Of these, rear projection displays cause the most concern because they do not use components which the Company manufactures. These types of displays are currently used in many military aircraft applications and utilize a patented cover glass that acts as a rear projection screen. The time frame and the rapidity of this technology migrating to commercial/business avionic displays is currently unpredictable. Larger primary instrument displays are eliminating the need for smaller, specialized and otherwise redundant instruments. As unit volume for displays declines, competition among vendors will become more intense to maintain market share. We expect this competition will take the form of lower prices and shorter delivery times. The opportunities to expand the existing product lines is limited. New electro-mechanical displays which require glass wedges are being marketed less and less in favor of LCD displays which require a simpler, less expensive cover glass. The simpler design opens the door for additional competitors who do not otherwise have the ability to manufacture glass wedges.

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

We face increasing competition from better-established companies that have significantly greater resources. Many of our current and potential competitors could enjoy substantial competitive advantages, such as:

    * Greater corporate name recognition and larger marketing budgets and resources
    * Established marketing relationships and access to larger customer bases and
    *  Substantially greater financial, technical and other resources.

Item 3. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Anderson L. McCabe, our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures on June 9, 2004. Based on this evaluation, Mr. McCabe concluded that our disclosure controls and procedures are effective in timely alerting Management to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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


(a) Exhibits

    31.1 Certification of Chief Executive Officer and Chief Financial Officer
pursuant to Section 302 of the       Sarbanes-Oxley Act of 2002

    32.1 Certification of Chief Executive Office and Chief Financial Officer
pursuant to Section 906 of the       Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

    None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

OPT-SCIENCES
CORPORATION

   By: /s/Anderson L. McCabe
Anderson L. McCabe
Chief Executive Officer
Dated: July 12, 2004


EXHIBIT 31.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: July 12, 2004


EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify, pursuant to section 906 of the Sabanes-Oxley Act of 2002,18 U.S.C.Section 1350, that:
(1) the Quarterly Report on Form 10QSB of the Company for the quarterly period ended May 1, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: July 12, 2004