Form 10QSB
period 2004-07-31
OPT SCIENCES CORP
filed 2004-10-04
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                Washington, DC  20549

                     FORM 10-QSB

QUARTERLY REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 2004

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

Class
Common Stock, par value of $.25 per share:
775,585 Shares outstanding as of July 31, 2004

Transitional Small Business Format (Check one)  Yes     No (X)

INDEX

PART I   FINANCIAL INFORMATION                                      PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets - July 31, 2004 (unaudited)
         and August 2, 2003                                           3

         Consolidated Statements of Income (unaudited) -
         thirteen weeks ended July 31, 2004 and
         August 2, 2003                                               5

         Consolidated Statements of Cash Flows (unaudited) -
         thirteen weeks ended July 31, 2004 and
         August 2, 2003                                               6

         Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis or Plan of Operation    7

Item 3.  Controls and Procedures                                     10

PART II  OTHER INFORMATION                                           10

Item 1.  Legal Proceedings                                           10

Item 2.  Changes in Securities                                       10

Item 3.  Defaults Upon Senior Securities                             10

Item 4.  Submission of Matters to a Vote of Security Holders         10

Item 5.  Other Information                                           11

Item 6.  Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                           11

                   PART I    FINANCIAL INFORMATION


Item  1.  Financial Statements

Consolidated Balance Sheets (unaudited)

                         ASSETS

                                 July 31,          November 1,
                                  2004                2003
CURRENT ASSETS

Cash and cash equivalents     $4,371,689            $4,227,416
Trade accounts receivable        575,074               598,407
Inventories                      403,751               450,421
Prepaid expenses                  15,861                21,693
Prepaid income tax                48,028                61,775
Loans and exchanges               11,275                 1,000
Marketable securities          1,104,932             1,136,122

  Total current assets         6,530,610             6,496,834


PROPERTY AND EQUIPMENT

Land                               114,006             114,006
Building and improvements          448,342             433,307
Machinery and equipment          1,686,764           1,678,791
Small tools                         53,580              53,580
Furniture and fixtures               8,624               8,048
Office equipment                    53,376              52,594
Automobiles                         60,100              60,100

  Total property and
           equipment             2,424,792           2,400,426

  Less:  accumulated
    depreciation                 1,416,329           1,297,707

       Net property and
         equipment               1,008,463           1,102,719


OTHER ASSETS

Deposits                             2,837               2,837

Total assets                    $7,541,910           $7,602,390

                LIABILITIES AND STOCKHOLDERS' EQUITY


                                   July 31,          November 1,
                                    2004                 2003
CURRENT LIABILITIES

Accounts payable - trade           $68,611              $62,895
Deferred taxes                      29,560               29,560
Other current liabilities          107,936              172,528

  Total current liabilities        206,107              264,983


STOCKHOLDERS' EQUITY

    Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares     250,000              250,000
    Additional paid in capital     272,695              272,695
    Retained earnings            7,068,671            7,025,880
    Accumulated other
      comprehensive income:        (68,345)             (23,950)
    Less treasury stock at cost -
   224,415 shares and
   224,415 shares                 (187,218)            (187,218)


   Total stockholders' equity    7,335,803            7,337,407

       Total liabilities and
         stockholders' equity   $7,541,910           $7,602,390

                 Consolidated Statements of Income (unaudited)

                Thirteen Weeks  Thirteen Weeks  Thirty-Nine    Thirty-Nine
                     Ended          Ended       Weeks Ended   Weeks Ended
                July 31, 2004   August 2, 2003  July 31, 2004 August 2, 2003


NET SALES         $1,033,428      $1,122,238      $2,859,647    $2,928,171

COST OF SALES        792,105         853,538       2,428,026     2,422,898

Gross profit
   on sales          241,323         268,700         431,621       505,273


OPERATING EXPENSES

Sales & delivery       6,246          16,259          25,407        44,639
General and
   administrative    135,865         140,585         425,795       410,457

 Total operating
    expenses         142,111         156,844         451,202       455,096

 Operating
   income (loss)      99,212         111,856         (19,581)       50,177

OTHER INCOME          20,736          23,554          76,672        80,708

 Net income
   before taxes      119,948         135,410          57,091       130,885

FEDERAL AND STATE
  INCOME TAXES        14,300          45,700          14,300        45,700

 Net income          105,648          89,710          42,791        85,185

RETAINED EARNINGS -
  beginning of
  period           6,963,023       6,959,098       7,025,880     6,963,623

RETAINED EARNINGS -
  end of period   $7,068,671      $7,048,808      $7,068,671    $7,048,808


EARNINGS PER SHARE OF
  COMMON STOCK          0.14            0.12            0.06          0.11

Average shares of stock
  outstanding        775,585         775,585         775,585       775,585

            Consolidated Statements of Cash Flows (unaudited)

                CASH FLOWS FROM OPERATING ACTIVITIES

                                      Thirty-Nine           Thirty-Nine
                                      Weeks Ended          Weeks Ended
                                      July 31, 2004        August 2, 2003

Net income (loss)                       $42,791               $85,185

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                            118,622                99,794
(Gain) loss on sale of securities       (11,346)               (7,070)

Decrease (increase) in:
Accounts receivable                      23,333              (312,949)
Inventories                              46,670                 4,051
Prepaid expenses                          5,832                  (966)
Prepaid income tax                       13,747                 7,631
Loans and exchanges                     (10,275)              (21,216)

(Decrease) increase in:
Accounts payable                          5,716              (392,980)
Other current liabilities               (64,592)              (62,171)

Net cash provided (used)
         by operating activities        170,498              (600,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment     (24,366)             (100,449)
Purchases of securities                (236,655)             (460,144)
Sales of securities                     234,796               515,450

Net cash provided (used)
         by investing activities        (26,225)              (45,143)

Increase (Decrease) in cash             144,273              (645,834)

Cash and cash equivalents
at beginning of period                4,227,416             4,461,781

Cash and cash equivalents
at end of period                     $4,371,689            $3,815,947

SUPPLEMENTAL DISCLOSURES:
Interest paid                               -0-                    $5

Income taxes paid                          $650               $38,069

Note 1:  Basis of presentation

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly OPT-Sciences Corporation's financial position as of July 31, 2004 and November 1, 2003, and the results of operations for the thirteen weeks ended July 31, 2004 and the thirteen weeks ended August 2, 2003 and cash flows for the respective periods then ended.

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

RESULTS OF OPERATIONS

Revenues of $1,033,428 for the third quarter of 2004 decreased 8.6% from 2003 third quarter revenue of $1,122,238 and down 4.9% from $1,083,991 for the second quarter of 2004. Net income of $105,648 for this quarter compares to net income of $89,710 for the third quarter of 2003. For the first three quarters the Company has total net income of $42,791 compared to $85,185 for the same period in 2003.

Cost of Sales for the third quarter of 2004 decreased approximately $61,000 over the same period in 2003 as production problems have been reduced. Operating expenses for the third quarter of 2004 decreased slightly by approximately $14,700 over the third quarter of fiscal 2003. The gross margin of approximately 23% is similar to last quarter and last year.

During the third quarter, the Company booked $1,074,000 in new orders, up $277,000 from the second quarter of 2004. The backlog increased as one of the Company's major customers placed unanticipated new orders. The Company continues to carry overdue orders of approximately $150,000 which represent deferred shipments from the manufacturing rework and capacity problems during the first quarter. Management is continuing its efforts to investigate capital expenditures that will be necessary to improve the quality and efficiency of the current production methodology.

The Company is also continuing its efforts to diversify into non-aircraft related coating products through the ongoing development of the Astro coating unit. The Company has been working diligently on this effort since its acquisition of the equipment in September 2002 but has not yet succeeded in establishing reliable production or significant sales generation. Company revenues for the third quarter may increase, resulting largely from increased efforts to deliver the backlog of deferred and late shipment of orders. As expected the Company has overcome certain of the problems and losses experienced earlier in the year. The fourth quarter is expected to be marginally profitable with sales remaining at the same level or moderately higher than the third quarter. The Company's largest customer has made design changes for one of the Company's major product offerings, ultimately reducing the expected unit demand. Although originally planned for introduction in 2005, the newly designed product has now been rescheduled for the fourth quarter of 2004 and the Company has started to receive orders. Due to its earlier implementation, we expect sales to decline during the first quarter of 2005. A major challenge to the Company will be determining how to meet this challenge.

FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents at the end of the third quarter of 2004 increased $144,273 from the preceding second quarter of 2004. This was largely due to increased profitability for the quarter and decreases in accounts receivable and inventories. While the Company maintains a strong liquidity in its current position, it recognizes there are significant challenges to its ability to produce the consistent profitability it had enjoyed prior to 9/11. Internally management is focusing on cutting costs not affecting productivity and on the extensive needs to upgrade its plant and equipment. In the near term, the Company will continue its efforts to introduce diversified production, through the development of the Astro Coating unit and other production processes.

RISKS AND UNCERTAINTIES

The future market for the Company's aircraft instrument glass is shrinking due to technological obsolescence of its product lines and the likely use of new types of larger displays in the cockpit. Of these, rear projection displays cause the most concern because they do not utilize components which the Company manufactures. Such displays are currently used in many military aircraft applications and require a patented cover glass that acts as a rear projection screen. The time frame for this technology migrating to commercial/business avionic displays is currently unpredictable. Larger primary instrument displays eliminate the need for smaller, specialized and otherwise redundant instruments. As unit volume for displays declines, competition among vendors will become more intense to maintain market share. We expect this competition will take the form of lower prices and shorter delivery times. The opportunities to expand our existing product lines for aircraft instrument panels is limited. New electro-mechanical displays which require our coated glass wedges are being marketed less and less in favor of LCD displays which require a simpler, less expensive cover glass. The simpler design opens the door for additional competitors who do not otherwise have the ability to manufacture coated glass wedges.

The future of our Company will depend, largely, on our ability to cut costs and to successfully develop or acquire new products. There is no assurance, however, that we will be successful in achieving market acceptance of any such new products that we develop. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

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

Item 3. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Anderson L. McCabe, our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures on September 13, 2004. Based on this evaluation, Mr. McCabe concluded that our disclosure controls and procedures are effective in timely alerting Management to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote

(b) CHANGES IN INTERNAL CONTROLS

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

         None

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Consent of Controlling Stockholders to a "Going Private" Transaction. Facing the need to reduce non-productive costs, Management has recognized that current and projected compliance costs associated with Securities and Exchange Act requirements and Sarbanes-Oxley have been and will be material in the context of the Company's historical and prospective profitability . Management believes these costs represent an unacceptable financial burden to the Company, especially in a time of looming financial stresses. The Company's management and Board of Directors have determined it to be in the best interest of the Company and its stockholders to effect a reverse stock split whereby all outstanding shares of the Company's stock shall be reconstituted on the basis of one (1) share of new common stock for each currently outstanding two thousand (2,000) shares of pre-split stock. Controlling stockholders consisting of the Kania family interests own 69% of the outstanding shares and have provided the consent required by New Jersey law to amend the Company's certificate of incorporation in order to effect the reverse split. No fractional shares will be issued. In considering the "going private" transaction, the Company engaged Curtis Financial LLC for purposes of determining fair value of the existing pre-split shares to be affected by the reverse-split methodology. Based on an opinion and valuation provided by Curtis Financial, LLC, the Company is anticipating paying the fair value of $4.75 per pre split share in lieu of fractional shares. The Company and its professional advisors are now preparing documents to be filed with the Securities and Exchange Commission ("SEC") in order to implement this reverse stock split transaction. This reverse stock split would be considered "going private" transaction as defined in Rule 13e-3 promulgated under the Securities Exchange Act of 1934 because it is intended to, and when completed, will likely terminate the registration of the Company's Common stock under Section (12(g) of the Exchange Act and terminate the Company's duty to file periodic reports with the SEC.

    Accordingly, the Company plans to file in the near future an Information Statement, a Rule 13(e)3 Transaction Statement on Schedule 13(e)3 and finally, a Schedule 15 with the SEC.

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

   By: /s/Anderson L. McCabe
Anderson L. McCabe
Chief Executive Officer
Dated: September 30, 2004

                                 Page 11
EXHIBIT 31.1

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


                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: September 30, 2004

                                 Page 12

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify, pursuant to section 906 of the Sabanes-Oxley Act of 2002,18 U.S.C. Section 1350, that:(1)the Quarterly Report on Form 10QSB of the Company for the quarterly period ended July 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: September 30, 2004

































                                 Page 13