Form 10KSB
period 2004-10-30
OPT SCIENCES CORP
filed 2005-02-11
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB(X)

The issuer's revenues for its most recent fiscal year were $4,067,838.

The aggregate market value of the 239,945 common shares held by non-affiliates of the registrant was $1,343,692 computed by reference to the closing bid price of such stock as listed on the non NASDAQ over the counter market on December 31, 2004.

This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant's common shares.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of December 31, 2004.

Documents Incorporated by Reference:  See Exhibits.

Transitional Small Business Disclosure Format

Yes    No X



















































TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT - FISCAL YEAR 2004
OPT-SCIENCES CORPORATION AND SUBSIDIARY

PART I                                                     PAGE

Item  1.  Description of Business                            4
Item  2.  Description of Property                            7
Item  3.  Legal Proceedings                                  8
Item  4.  Submission of Matters to a Vote of Security
          Holders                                            8

PART II

Item  5.  Market for Common Equity and
          Related Stockholder Matters                        8
Item  6.  Management's Discussion and Analysis or Plan of
          Operation                                          9
Item  7.  Financial Statements                              12
Item  8.  Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure            12

PART III

Item  9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act                               13
Item 10.  Executive Compensation                            14
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                    15
Item 12.  Certain Relationships and Related
          Transactions                                      16

PART IV

Item 13.  Exhibits and Reports on Form 8-K                  17
Item 14.  Controls and Procedures                           17

 -  Signatures                                              18
 -  Section 302 Certification                               19
 -  Section 906 Certification                               21















PART I

     This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from the future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS OF THE COMPANY.

OVERVIEW. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey corporations. As used in this form 10-KSB, the terms "we" or "our" refer to the combined operations of Opt-Sciences Corporation and O & S Research, Inc. Our principal business is to provide optical coatings, filters, faceplates and lighting wedges which improve display readability for electronic instruments used primarily in aircraft. This includes the application of different types of anti-reflection coatings, transparent conductive coatings and other optical coatings. We also provide full glass cutting, grinding and painting operations which augment our optical coating capabilities. Most of our products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters. This is a niche business primarily dependent for its success on aircraft manufacturing and retrofitting. It requires custom manufacturing of small lots of products to satisfy component requirements for specific aircraft.

CORE PRODUCTS. The distinguishing characteristic of our business is our optical thin film coating capability. Almost all products which we offer incorporate an optical coating of some type. The primary coatings are our anti-reflection coating used for glare reduction and our transparent conductive coating used for electromagnetic interference shielding. We apply either or both coatings to different

                                       4

types of glass face plates which we mount on the front of liquid crystal displays (LCDs), cathode ray tubes (CRTs) and electromechanical displays (EMDs).

NEW PRODUCTS; ANCILLARY PRODUCTS AND SERVICES. In addition to coated glass described above, we also offer a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies. In September 2000, we acquired Astro thin film coating equipment which allows us to apply anti-reflection coatings to large glass substrates and optical filters at a more competitive price. The Astro coating equipment is now operational, and we use it for displays generally larger than 13" diagonal. This system has begun to generate revenues but they are not yet material and the system is not yet profitable. We are developing procedures to optimize satisfactory production and are soliciting orders for such production. Both LCD and CRT displays in 13" and larger diagonal size range are used in medical, industrial and commercial products.

GROWTH STRATEGY. During Fiscal Year 2004, the demand for display glass used on commercial aircraft, business aircraft and military aircraft continued to be weak until the fourth quarter when it improved. Except for recent orders to meet unexpected requirements of two of our largest customers, revenue generation has been flat or slightly negative. The fulfillment of the recent unexpected orders provided an increase in sales and accounted for all of this years operating profit. The recent orders were not indicative of a significant long term improvement in product demand. They were more a function of temporary operational requirements of the customers.
After two consecutive years of declining earnings, we made a closer strategic review of our sales and marketing, our production facilities and efficiencies, our staffing and methods to maximize the value of our limited financial and human resources. We have taken the following steps to improve operating results for the future: 1) we are re-examining whether to maintain the traditional wedge glass product lines: these products require much labor and machinery, but provide modest profit margins; further, these products represent a diminishing portion of dollar value of our overall sales as wedge glass electro mechanical display products become obsolete and are replaced by liquid crystal displays and cathode ray tubes. We are experiencing production inefficiencies caused in part by the outsized allocation of personnel and space to such low revenue production. Since such products are treated as commodities in the market place, there is less opportunity for value added profitability; 2) we have hired new technical personnel to improve equipment performance and new management personnel to improve operations; 3) we are seeking to hire additional line employees to expedite production and reduce late deliveries.






                                   5

MARKETING AND SALES. Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services of manufacturers representatives or sales personnel. O & S Research, Inc. and our products are listed in the Thomas Register. We also maintain our own website at osresearch.com.
We engage in a low cost public relations and advertising program.
Purchasing personnel of major corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the anti-glare face plates covering the flat panel displays on the Boeing 777, the 737 and the 717 models of commercial aircraft with the majority of the display glass being used for the 737. Boeing has announced that the production of the 717 will be discontinued in 2006. The 777 production is not expected to increase significantly over the next few years. Boeing has been challenged over the past several years by overseas aircraft production, primarily that of Airbus. We expect that a majority of growth in overall commercial airplane production at Boeing will be from the 737. In Fiscal 2004, we derived 62% of our revenues from three major customers, Honeywell, Philips Electronics, and L3
Communications.  Honeywell is an avionics subcontractor for the above
Boeing commercial aircraft. Challenged by overseas production, the loss or curtailment of additional business with any of these companies would have a negative impact on our success.

PATENTS, TRADEMARKS AND PROPRIETARY KNOWLEDGE. We do not hold any patent or have any registered trademark. However, our customers do rely on our accumulated experience and know-how in satisfying their instrument glass requirements.

MANUFACTURING. Our customers commonly use Cathode Ray Tubes and Liquid Crystal Displays for aircraft instrumentation. Typically, a customer sends such items to us for processing; we use our technology to apply a micro thin optical non-glare and/or conductive coating to a face plate, which is then mounted on the Cathode Ray Tube or Liquid Crystal Display. We cut the face plate from large pieces of glass purchased from multiple domestic sources on a commodity basis. After testing for quality control, we ship the inspected products to our customer.

We also manufacture glass lenses from large raw glass pieces. The glass is a commodity product which can be purchased from several glass manufacturers. We cut, grind, polish and coat the pieces with a micro thin optical coating. We then ship the lenses to the customer after clearance through quality control.

Both processes utilize the deposit of a thin film of a metal or metal-oxide on the surface of the glass. The process takes place in a heated vacuum chamber. We heat the deposited material to over 1800 degrees


                                    6
centigrade causing it to evaporate. When the vapor contacts the glass, it condenses forming a very thin film as hard as the original metal being evaporated. The thin films range in thickness from 250 angstroms to 1500 angstroms.

ENVIRONMENTAL MATTERS. We believe we are in material compliance with applicable United States, New Jersey and local laws and regulations relating to the protection of the environment, and we do not devote material resources to such matters.

COMPETITION. Competition is based on product quality, price, reputation and ability to meet delivery deadlines. The market for our products is very competitive. The type and amount of instrument glass consumed is subject to changes in display technology and in ongoing reduction in the number of displays used on both new aircraft and retrofitted aircraft. Our competitors include Naugatuck Glass Company, OCLI, Metavac, Mod A Can, Tyrolit, Schott Glass and Hoya Optics. Our competitors generally have significantly more financial, technical and human resources than we do. Because of this, our competitors have the capacity to respond more quickly to emerging technologies and customer preferences and may devote greater resources to development, promotion and sale of their products than we can. This competition could result, and in the past has resulted, in price reductions, reduced margins and lower market share.

EMPLOYEES. As of October 30, 2004, we employed 43 employees, of which 42 were full time individuals and none of whom are members of organized labor. This represents an increase of 3 full time employees from the end of Fiscal 2003. We expect to make adjustments to our employee levels based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401K Plan for the benefit of all our employees; we do not have any stock option plans. The 401K Plan includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our operations at the principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. We own this 1.4 acre property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space and approximately 1,200 square feet of office space. We also own and utilize a building containing 3,000 square feet of warehouse and 5,000 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In addition, we lease on a year to year basis 5,000 square feet for general warehouse and material storage.




                                     7
ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 1, 2004, the controlling stockholders of the Company, who represented more than two thirds of the Company's outstanding stock, consented to a reverse stock split with a ratio of 1:2,000. The Company has filed a Preliminary Schedule 13(e)(3) and a Preliminary
Schedule 14C Information Statement with the Securities and Exchange Commission for review prior to taking further steps to implement the reverse stock split.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Our Common Shares are not listed on an established public trading market, but are quoted on the Pink Sheets, the non-NASDAQ over the counter market. The symbol for our Shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid and asked quotations, for the calendar quarter indicated, as recorded by Pink Sheets LLC., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2003                      Bid                          Ask
First Quarter               $7.25 - 7.25               $  9.00 -  9.00
Second Quarter               5.05 - 7.25                  9.00 -  9.05
Third Quarter                5.05 - 6.25                  8.00 -  9.05
Fourth Quarter               6.25 - 7.10                  7.00 -  8.00

Fiscal 2004                      Bid                          Ask
First Quarter               $6.35 - 6.75                      NONE
Second Quarter               6.55 - 7.50                  10.00 - 10.00
Third Quarter                7.00 - 8.00                  10.00 - 10.00
Fourth Quarter               6.30 - 7.00                   7.00 - 10.00

As of December 31, 2004, the closing bid for the Common Stock was $5.60. The closing ask price was $6.25. The Company had 946 shareholders of record of its Common Stock as of December 31, 2004.
Of these shareholders, 565 are considered "lost" shareholders for whom we do not have current addresses. We have initiated steps to take the Company private, which, when implemented, will eliminate costs of remaining a public company and reduce the burdens on our executive and financial personnel in devoting time and financial resources to compliance with the recently enacted Sarbanes-Oxley legislation. See SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ABOVE.

DISTRIBUTIONS

The Company did not declare or pay any dividend on its Common Stock during Fiscal Year 2004 and does not anticipate the payment of dividends on its Common Stock in the foreseeable future.

                                       8
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management's Discussion and Analysis as of October 30, 2004 should be read in conjunction with the audited condensed consolidated financial statements and notes thereto set forth in this report. It may also contain forward looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2005 and to implement the reverse stock split mentioned above under SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts receivable.

Our cash position improved in Fiscal 2004, primarily because of changes in balance sheet items. We experienced net income of $198,528 compared to $62,257 in the prior year. Cash also increased due to an increase in accrued and deferred taxes of $115,705, a reduction of inventory $5,700, an increase in accounts payable of $45,665 and a decrease in accounts receivable of $21,330. Our cash flow of $586,435 compared to ($86,601) in Fiscal 2003. Overall our cash balances increased $543,035 during Fiscal 2004 to $4,770,451 from $4,227,416 at the end of Fiscal 2003. This resulted in an increase in current assets of $468,688 from $6,496,834 in Fiscal 2003 to $6,965,522 in
Fiscal 2004.

Because of recent challenges to profitability and an increasingly competitive environment, we believe it is necessary to make ongoing investments in new equipment and processes to compete successfully in the aerospace and commercial display markets. In Fiscal 2005 and Fiscal 2006, we have projected significant expenditures of capital to update equipment and to expand or replace our facilities.


RESULTS OF OPERATIONS

FISCAL 2004
Largely because of unexpected requirements of two of our customers, our net sales in the fourth quarter of 2004 increased to $1,210,000, up 31% from the same period last year and up 17% from the third quarter. This revenue increase resulted in a net operating profit of $232,600 and a net profit of $155,700 for the quarter. This significant increase in the fourth quarter was driven in large part by the temporary operational requirements of our two largest customers, rather than an overall improvement in the avionics market. We expect the first quarter results of Fiscal 2005 to be flat and the second quarter results to decline. During the fourth quarter of Fiscal 2004, we booked $1,481,000 in new orders, up 37% from the $1,074,000 in new orders booked in the third quarter. Despite an increase in sales in the fourth quarter, our backlog of orders also increased to $1,465,000 at the end of the year compared with $1,350,000 at the end of Fiscal 2003.
                                        9
Overall, we ended the year with net sales of $4.1 million, an increase of approximately $200,000 or 5% over Fiscal 2003. Net operating income increased to $213,000, up $200,000 from Fiscal 2003. Net income of $198,500 also increased, up by $136,200 from Fiscal 2003. Our backlog of orders at the end of Fiscal 2004 was approximately $115,000 higher than at the end of Fiscal 2003. During Fiscal 2005, we anticipate that the backlog will fluctuate between $1.1 to $1.3 million, assuming that we are able to book new business at the rate we are able to deliver products to our customers. Of this backlog of orders, we expect to deliver 85% within the first half of Fiscal Year 2005.

The increase in sales in the fourth quarter resulted in a more efficient operating level. As sales increased over Fiscal 2003, the cost of sales in Fiscal 2004 remained relatively constant at $3.21 million or 78.8% of net sales compared to $3.21 million or 83.4% of net sales in Fiscal 2003. Sales, general and administrative expenses increased to $647,500 or 15.9% of net sales from $625,800 or 16.2% of net sales in Fiscal 2003. These expenses were higher in Fiscal 2004 and are expected to increase substantially in 2005 as a result of Sarbanes/Oxley compliance costs. Interest and other income decreased slightly to $107,450 in Fiscal 2004, down 2% from $109,358 in Fiscal 2003. Income taxes increased to $121,926 in Fiscal 2004 compared to $60,022 in Fiscal 2003. This increase was the result of the increase net income for the year compared to Fiscal 2003.

As previously mentioned, primarily because of the unexpected orders in the fourth quarter, net income after taxes increased to $198,528 or 4.9% of net sales from $62,257 or 1.6% of net sales in Fiscal 2003. Sales to our two principal customers are expected to decline in Fiscal 2005, in part because a product representing $600,000 of revenues in Fiscal 2004 has been phased out and is being replaced by a lower cost product which we manufacture. It is not likely that this anticipated reduction in sales will be offset by increased demand for our other products.

Most of our commercial aircraft display products are for use in Boeing aircraft. The impact of Boeing's sales on the Company is difficult to project with a high degree of accuracy. But we do know that Boeing has announced the termination of production of the 757 in 2004 and the 717 in 2006, and that the newly announced Boeing 7E7 scheduled for delivery in 2008 will utilize proprietary cockpit displays of a sole source avionics vendor which does not purchase instrument glass from us.

The future market for our business aircraft instrument glass continues to shrink. As the average primary instrument display on new aircraft is getting larger, the need for smaller, specialized and otherwise redundant instruments has declined. For example, the current state-of-the-art business jet cockpit consists of four 14 inch LCDs and two 6 inch LCDs, which replaces up to 40 electro-mechanical gages used on older business jets. As the market volume shrinks, the competition will most likely become more intense over market share. This competition will probably take the form of lower prices and shorter delivery times.


                                       10
The military market for our products is also shrinking because the military is investing in un-manned vehicles for surveillance and reconnaissance as well as using fewer and larger flight displays including rear projection displays that do not use our instrument glass.

During this past year our plans for diversifying our customer and market base by adding the Astro optical coating system have not made the positive impact as originally anticipated. Early last year we hired a new vacuum engineer to focus on identifying and repairing the problems plaguing the Astro equipment. Unfortunately, further problems were identified as those initially identified were resolved. Continuing equipment malfunctions have again minimized Astro based sales last year. It is anticipated that to make the system fully functional in 2005, an additional $100,000 investment will most likely be required.

FISCAL YEAR 2003

Our net sales in the fourth quarter of 2003 decreased to $920,000, down 6% from the same period in the prior year and down 18% from the third quarter, resulting in a net operating loss of $98,935 and a net loss of $27,543. This operating loss was primarily due to disappointing sales for the fourth quarter, manufacturing equipment problems and a higher cost of sales. During the fourth quarter, we booked $780,000 in new orders, down 5% from the $822,000 in new orders book in the third quarter. Our $920,000 of sales lowered the backlog of orders to $1.35 million from $1.46 million at end of the second quarter. We experienced declines in sales and profits by comparison with Fiscal Year 2002. Net sales of $3.8 million declined by $343,208; and net operating income of $12,921 declined by $70,126 from Fiscal 2002. Overall, net income declined by $47,710 from Fiscal 2002. As a percentage, net income declined less than net operating income in Fiscal 2003 primarily because Fiscal 2002 included securities losses and Fiscal 2003 recognized securities gains. Our backlog of orders at the end of Fiscal 2003 was approximately $20,000 higher than at the end of Fiscal 2002.

INFLATION

During the three year period that ended on October 30, 2004, inflation did not have a material effect on our operating results.

COMPANY RISK FACTORS

During Fiscal 2004 we derived 95% of our revenues from instrument glass used for avionics and related aerospace products.

Our revenues are concentrated with a limited number of customers.

For a major portion of our business, we rely on raw materials exclusively manufactured in Japan. An interruption of supplies from Japan would have a significant impact on sales and our ability to support our customers.


                                       11
Our success depends on the efforts and expertise of our President, Anderson L. McCabe. He is our chief executive officer, our chief financial officer and our principal marketing officer. His death, disability or termination of employment would adversely affect the future of our Company. We do not have employment contracts with Mr. McCabe or other management personnel. We do not maintain key man life insurance on Mr. McCabe or other key personnel.

Our future revenue may change from quarter to quarter which may cause our operating results to decline. Our revenue may vary due to a number of factors:
-  Reduced demand for our avionics related instrument glass;
-  Aggressive price competition by our competitors;
- The introduction of alternate display products which do not utilize our products, such as rear projection displays;
-  Overdue deliveries to our customers; and
-  Operational plans of our customers.

The market for our products is very competitive.

The technology being used for aircraft instruments is currently changing very rapidly. The type and amount of instrument glass we sell is subject to changes in display technology and in ongoing reductions in the number of displays used in aircraft, both new and used. A switch to the use of rear projection displays could render our products obsolete. We are adapting to new customer requirements and preferences. Our future survival and success depends on our manufacturing high quality and low cost instrument glass for the aerospace industry. If we fail to keep pace with new technologies and means of manufacturing, our core products might become obsolete and our business uncompetitive.

Our industry is subject to great risk from outside influences, such as terrorist attacks (9/11) and biological epidemics (SARs and Avian flu outbreaks in Asia). Other factors that may in the future influence our industry are inflation, changes in diplomatic and trade relations with other countries, political and economic stability, tariffs, trade barriers and other regulatory barriers.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated December 17, 2004, are filed as part of this report starting on page 22 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A previously reported change in Accountants from Mayer Shanzer &
Mayer, P.C. to Goff, Backa, Alfera & Co. LLC was implemented in Fiscal Year 2003. There was no disagreement with the prior accounting firm regarding Accounting and Financial disclosure.



                                       12

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION REGARDING EXECUTIVE OFFICERS AND DIRECTORS

Anderson L. McCabe, 49 years old, is President, Chief Executive Officer and Chief Financial Officer of the Company and its manufacturing subsidiary. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as Process Engineer with managerial responsibilities. In 1986 he became president of the Company. He has been director of the Company since 1987. Arthur J. Kania, 72 years old, is the Secretary of the Company. He is not active in the day-to-day operations of the Company or its manufacturing subsidiary. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 49 years old, has been a director of the Company since 1987. He is a principal of Trikan Associates (real estate ownership and management-investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).
SECTION 16(A)     BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, any person owning ten percent or more of the Company's common stock, to file in their personal capacities initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership arrangements are required by SEC regulation to furnish to the Company copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Company's information statement. Based solely on the Company's review of copies of such statements received by its, and on representations from, the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, the Company believes that all such statements were timely filed in 2004.











                                       13
ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth on an accrual basis for the fiscal years shown, the remuneration of the sole compensated executive officer of the Company.

Summary Compensation Table

Officer's Salary 2004  Base Salary  Other Compensation  Bonus   Total
Anderson L. McCabe     $75,000      $2,500*           $15,000 $92,500
President, Director

Officer's Salary 2003
Anderson L. McCabe     $75,000      $5,000*           $25,000 $105,000
           *Annual Retainer as Director

DIRECTOR COMPENSATION FOR 2004 FISCAL YEAR
Cash Compensation
Name                   Annual Retainer Meeting Fees Consulting Fees Other Fees

Anderson L. McCabe      $2,500          $0                 $0         $0
Arthur J. Kania         $2,500          $0                 $0         $22,250*
Arthur J. Kania, Jr.    $2,500          $0                 $0         $0
*  See Certain Transactions and Relationships below.

OPTION/SAR GRANTS

The Company did not grant stock options or stock appreciation rights during Fiscal Year 2004, nor does it have any of such rights outstanding from prior years.


























                                       14
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Name and Address of             Amount and Nature of       Percent of
Beneficial Owner                 Beneficial Owner                Class

               510,853                   66%
Arthur John Kania Trust 3/30/67
Suite 525, Two Bala Plaza
333 City Avenue
Bala Cynwyd, PA  19004

Security Ownership of Directors and Officers:

Name and Address of            Amount and Nature of        Percent of
Beneficial Owner               Beneficial Owner            Class

Anderson L. McCabe                  1,064(1)                   *
P.O. Box 221
1912 Bannard Street
Riverton, N.J.  08077

Arthur J. Kania                    23,723(1)                   3%
Suite 525, Two Bala Plaza
Bala Cynwyd, PA  19004

Arthur J. Kania, Jr.                  0(1)                     *
Suite 525, Two Bala Plaza
Bala Cynwyd, PA  19004

Directors and Officers
As a Group                          24,787                     3%

*Less than 1% of the outstanding Common Stock

1. Excludes 510,853 shares (66% of the outstanding shares) owned by a Trust for the benefit of Arthur J. Kania's children and a total of 10,000 shares (1.3% of the outstanding shares) owned by separate trusts for the benefit of each of Arthur J. Kania's grandchildren. Mr. Kania disclaims beneficial ownership in all such shares. Mr. McCabe, husband of a beneficiary of the trust, disclaims beneficial ownership in all such shares. Arthur J. Kania, Jr., a son of Arthur
J. Kania, is a beneficiary of the first aforementioned trust and father of beneficiaries of the second aforementioned trusts, but has no power to vote such shares in said trusts and is not a beneficial owner under the applicable rules.










                                      15
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arthur J. Kania is the father of Arthur J. Kania, Jr. and the father-in-law of Anderson L. McCabe. Those individuals constitute the Board of Directors. Anderson L. McCabe is the sole executive officer. Rose Sayen, an employee of Arthur J. Kania, is the Trustee of the Arthur J. Kania Trust, which is the principal shareholder of the Company.

During Fiscal year 2004, we incurred legal fees of $22,250 to the firm of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the senior partner. Mr. Kania does not share or participate in fees generated from the Company.

During Fiscal Year 2004, we incurred consulting fees of $31,194 to Sandra McCabe, the wife of our President.









































                                       16
PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-KSB

(a) Financial Statements, Schedules and Exhibits

1.  Financial Statements and Schedules. See Table of
Contents to Consolidated Financial Statements and
Schedules on page 22.

2.   Exhibits:

3. Articles of Incorporation and By-Laws Incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC for its fiscal year ended November 1, 1997 starting on page 22.

21.  List of Subsidiaries
Incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC for its fiscal year ended
November 1, 1997 starting on page 54.

     (b) Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended
October 30, 2004.

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Based on an evaluation on December 14, 2004, Opt-Science's principal executive officer and principal accounting officer have concluded that Opt-Science's disclosure controls and procedures (as defined in Rules 13a-14( c ) and 15d-14( c ) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange
Commission rules and forms.

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

Date:  January 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                  DATE

__________________
Anderson L. McCabe    President,         January 30, 2005
                      CEO, CFO
                      and Director

__________________
Arthur J. Kania       Secretary          January 30, 2005
                      and
                      Director

___________________
Arthur J. Kania, Jr.  Director           January 30, 2005

____________________
Lorraine Domask       Chief Accountant   January 30, 2005

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures on December 14, 2004 (the "Evaluation Date"); and

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

Date:  January 30, 2005


/s/Anderson L. McCabe



Anderson L. McCabe
President, Chief Executive Officer and Chief Financial Officer

SECTION 906 CERTIFICATION


I, Anderson L. McCabe, Chief Executive Officer and Chief Financial Officer of OPT-SCIENCES CORPORATION (the "Company"), certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10KSB of the Company for the fiscal year ended October 30, 2004 (the "Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or
78o(d); and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  January 30, 2005


                           By:/s/Anderson L. McCabe
Anderson L. McCabe, Chief Executive Officer
and Chief Financial Officer

TABLE OF CONTENTS



                                                               PAGE


Report of Independent Registered Public Accounting Firm          23

Consolidated Balance Sheets                                      24

Consolidated Statements of Earnings                              26

Consolidated Statements of
      Stockholders' Equity                                       27

Consolidated Statements of Cash Flows                            28

Notes to Consolidated Financial Statements                       29

Report of Independent Registered Public Accounting Firm


To Stockholders and Board of Directors
OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of October 30, 2004 and November 1, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for each of the fiscal years in the two year period ended October 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of October 30, 2004 and November 1, 2003 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 30, 2004 in conformity with U.S. generally accepted accounting principles.




Goff, Backa, Alfera & Company, LLC

Pittsburgh, Pennsylvania
December 17, 2004

                                  ASSETS

                                   October 30,          November 1,
                                     2004                  2003
CURRENT ASSETS

Cash and cash equivalents     $     4,770,451         $      4,227,416
Trade accounts receivable             577,077                  598,407
Inventories                           444,726                  450,421
Prepaid expenses                       18,888                   21,693
Prepaid income taxes                      -0-                   61,775
Loans and exchanges                     5,615                    1,000
Marketable securities               1,148,765                1,119,100

  Total current assets              6,965,522                6,479,812


PROPERTY AND EQUIPMENT

Land                                  114,006                  114,006
Building and improvements             448,342                  433,307
Machinery and equipment             1,692,263                1,678,791
Small tools                            53,580                   53,580
Furniture and fixtures                  8,624                    8,048
Office equipment                       53,376                   52,594
Automobiles                            60,100                   60,100

  Total property and
           equipment                2,430,291                2,400,426

  Less:  accumulated depreciation   1,455,935                1,297,707

              Net property and
                 equipment            974,356                1,102,719

OTHER ASSETS

Deposits                                2,837                    2,837

Total assets                  $     7,942,715         $      7,585,368

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                            October 30,          November 1,
                                               2004                  2003
CURRENT LIABILITIES

Accounts payable - trade                $     108,563       $        62,895
Accrued income taxes                           84,623                   -0-
Deferred income taxes                          43,620                12,538
Other current liabilities                     168,589               172,528

  Total current liabilities                   405,395               247,961


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.25 per share - authorized
and issued 1,000,000 shares                   250,000                250,000
Additional paid in capital                    272,695                272,695
Retained earnings                           7,224,408              7,025,880
Accumulated other comprehensive income:
Unrealized holding (loss) gain
on marketable securities                      (22,565)               (23,950)
Less treasury stock at cost -
224,415 shares                               (187,218)              (187,218)


   Total stockholders' equity               7,537,320              7,337,407

            Total liabilities and
               stockholders' equity      $  7,942,715          $   7,585,368

                           Fiscal Year Ended               Fiscal Year Ended
                           October 30, 2004                November 1, 2003
                          (52 weeks)                      (52 weeks)


NET SALES                      $4,067,838                        $3,848,169

COST OF SALES                   3,207,329                         3,209,446

Gross profit on sales             860,509                           638,723


OPERATING EXPENSES

Sales & delivery                   38,144                            59,361
General and administrative        609,361                           566,441

 Total operating expenses         647,505                           625,802

 Operating income                 213,004                            12,921

OTHER INCOME                      107,450                           109,358

 Net income before taxes          320,454                           122,279

FEDERAL AND STATE
INCOME TAXES                      121,926                            60,022

 Net income                       198,528                            62,257

EARNINGS PER SHARE OF
COMMON STOCK                         0.26                              0.08

Weighted average number
of shares                         775,585                            775,585

                                            Accumulated
                                            Other
            Common    Paid-in    Retained   Comprehensive  Treasury
            Stock     Capital    Earnings   Income         Cost       Total


BALANCE NOVEMBER 2, 2002
            $250,000  $272,695  $6,963,623  $(83,930)  $(187,218) $7,215,170

Net income for fiscal year
ended November 1, 2003              62,257                            62,257

Unrealized holding gains on
securities arising during period,
net of tax of $45,251                         59,980                  59,980

TOTAL COMPREHENSIVE INCOME                                           122,237

BALANCE NOVEMBER 1, 2003
            $250,000  $272,695  $7,025,880  $(23,950)  $(187,218) $7,337,407

Net income for fiscal year
ended October 30, 2004             198,528                           198,528

Unrealized holding gains on
securities arising during period,
net of tax of $1,045                           1,385                   1,385

TOTAL COMPREHENSIVE INCOME                                           199,913

BALANCE OCTOBER  30, 2004
            $250,000  $272,695  $7,224,408  $(22,565)  $(187,218) $7,537,320

                         Fiscal Year Ended               Fiscal Year Ended
                         October 30, 2004                November 1, 2003
                        (52 weeks)                      (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)           $198,528                         $62,257

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                 158,228                         166,703
Loss (gain) on sale of securities
                             (14,745)                        (11,660)
Deferred income taxes	      31,082                          46,847

Decrease (increase) in:
Accounts receivable           21,330                          81,042
Inventories                    5,695                         (53,018)
Prepaid expenses               2,805                          (5,934)
Prepaid income taxes          61,775                         (52,875)
Loans and exchanges           (4,615)                          3,825

(Decrease) increase in:
Accounts payable              45,668                        (366,374)
Accrued income taxes          84,623                            -0-
Other current liabilities     (3,939)                         42,586

Net cash provided (used)
         by operating activities
                             586,435                         (86,601)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment
                             (29,865)                       (101,077)
Purchases of securities     (298,159)                       (626,268)
Proceeds from sale of securities
                             284,624                         579,581
Net cash (used)
by investing activities      (43,400)                       (147,764)

Increase (decrease) in cash $543,035                         234,365)

Cash and cash equivalents
at beginning of year       4,227,416                       4,461,781

Cash and cash equivalents
at end of period          $4,770,451                      $4,227,416

SUPPLEMENTAL DISCLOSURES:

Interest paid       $           -0-                             $216

Income taxes paid           $(55,101)                        $66,351

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

The Company's investment securities are classified as "available-for-sale". Accordingly, unrealized gains and losses and the related deferred income tax effects when material, are excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income. Realized gains or losses are computed based on specific identification of the securities sold.

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $25,870 and $26,010 for the years ended October 30, 2004 and November 1, 2003, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.

OPT-Sciences Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Inventories

         Inventories consisted of the following:

                                         October 30,          November 1,
                                             2004                  2003

         Finished goods                     $87,299               $54,945
         Raw materials and supplies         137,211                82,110
         Work in progress                   220,216               313,366

                                           $444,726              $450,421

NOTE 3 - Marketable Securities
                                          Gross          Gross
                           Amortized      Unrealized     Unrealized      Fair
                           Cost           Gains          Losses          Value
         October 30, 2004
            Common stock    $204,807       $28,165   $      -0-      $232,972
            Preferred stock  562,411          -0-        (2,308)      560,103
            Corporate bonds   26,312         1,700          -0-        28,012
            Municipal bonds   82,244          -0-          (439)       81,805
            Mutual funds     312,578          -0-       (66,705)      245,873

                          $1,188,352        $29,865    $(69,452)   $1,148,765

          November 1, 2003
             Common stock   $160,456        $52,044         -0-      $212,500
             Preferred stock 603,610           -0-       (3,981)      599,629
             Corporate bonds   6,949            412         -0-         7,361
             Municipal bonds  82,244            469         -0-        82,713
             Mutual funds    306,813           -0-      (89,916)      216,897

                          $1,160,072        $52,925    $(93,897)   $1,136,122


          Sales of securities available for sale during the years ended October 30, 2004 and November 1,2003 were as follows:

                                   2004            2003

          Proceeds from sales    $284,624       $579,581

          Gross realized gains    $17,441        $53,104

          Gross realized losses    $2,696        $41,444

NOTE 4 -     Income Taxes

The income tax expense of the Company consists of the following:

                                2004                  2003
Current tax expense:
  Federal                   $  64,646              $   4,769
  State                        26,198                  8,406
  Total                        90,844                 13,175
Deferred tax expense:
  Federal                      24,391                 42,721
  State                         6,691                  4,126
  Total                        31,082                 46,847

Income Tax Expense           $121,926              $  60,022

At October 30, 2004 the Company had a deferred tax asset of $13,483 and a deferred tax liability of $57,103, resulting in a net deferred tax liability of $43,620.

At November 1, 2003, the Company had a deferred tax asset of $30,143 and a deferred tax liability of $59,703, resulting in a net deferred tax liability of $29,560.

Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. These differences arose principally from the use of accelerated tax depreciation and the carry forward of capital and net operating losses.

At October 30, 2004, the Company had capital loss carry forwards of $123,591 expiring in 2006 and 2007. Of these losses, an amount equal to $46,100 less capital gains from this year of $14,745 is deemed to be usable before expiration.

NOTE 5 -      Major Customers

Two customers accounted for approximately $2,535,320 of net sales during the year ended October 30, 2004. The amount due from these customers, included in trade accounts receivable, was approximately $113,432 on October 30, 2004.

Two customers accounted for approximately $1,854,500 of net sales during the year ended November 1, 2003. The amount due from these customers, included in trade accounts receivable, was approximately $328,954 on November 1, 2003.

OPT-Sciences Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 -     Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was $4,304,489 on October 30, 2004 and $3,699,212 on November 1, 2003.

NOTE 7 -      Related Party Transactions

During fiscal years 2004 and 2003, the Company incurred legal fees of $22,250 and $24,500, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner. Of the legal fees, $22,250 and $24,500 were included in accounts payable at October 30, 2004 and November 1, 2003, respectively.

During the fiscal years 2004 and 2003, the Company paid consulting fees of $31,194 and $30,154 respectively, to the wife of the Company's President.

NOTE 8 -      Pending Reverse Stock Split

On September 1, 2004, the Company's board of directors approved a reverse stock split pursuant to which: (i) each 2,000 shares of the Company's outstanding common stock would be converted into one share of new common stock; and (ii) the Company would pay cash for fractional shares that result from the reverse stock split at the rate of $4.75 per share of existing common stock.

The purpose of the reverse stock split is to reduce the number of the Company's stockholders below 300, after which the Company intends to de-register its common stock with the United States Security and Exchange Commission and cease being a publicly traded company. The Company estimates the aggregate cost of the reverse stock split to be approximately $1.1 million, including the cost of acquiring shares of stock and transaction expenses. The reverse stock split was adopted as an amendment to the Company's Certificate of Incorporation by consent of more than two-thirds of the Company's stockholders on September 1, 2004. The Company is now awaiting review of the Company's Schedule 14C by the United States Security and Exchange Commission before it implements the reverse stock split.

NOTE 9 -       Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presenta-tion in the current year financial statements.