Form 10QSB
period 2005-01-29
OPT SCIENCES CORP
filed 2005-04-28
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                Washington, DC  20549

                     FORM 10-QSB

1  QUARTERLY REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2005

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
775,585 Shares outstanding as of January 29, 2005

Transitional Small Business Format (Check one)  Yes     No (X)










INDEX                                                                     PAGE

PART I    FINANCIAL INFORMATION                                              3

Item 1.   Financial Statements                                               3

          Consolidated Balance Sheets - January 29, 2005 (unaudited)
          and October 30, 2004                                               3

          Consolidated Statements of Income (unaudited) -
          thirteen weeks ended January 29, 2005 and
          fourteen weeks ended January 31, 2004                              5

          Consolidated Statements of Cash Flows (unaudited)
          thirteen weeks ended January 29, 2005 and
          fourteen weeks ended January 31, 2004                              6

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis or Plan of Operation          8

Item 3.   Controls and Procedures                                           12

PART II   OTHER INFORMATION                                                 12

Item 1.   Legal Proceedings                                                 12

Item 2.   Changes in Securities                                             12

Item 3.   Defaults Upon Senior Securities                                   12

Item 4.   Submission of Matters to a Vote of Security Holders               12

Item 5.   Other Information                                                 12

Item 6.   Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                  13

















                   PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

                        CONSOLIDATED BALANCE SHEET

              ASSETS

                                             January 29,          October 30,
                                                2005                   2004
CURRENT ASSETS

Cash and cash equivalents                    $4,419,786            $4,770,451
Trade accounts receivable                       800,411               577,077
Inventories                                     466,912               444,726
Prepaid expenses                                 24,363                18,888
Loans and exchanges                               4,555                 5,615
Marketable securities                         1,302,853             1,148,765

  Total current assets                        7,018,880             6,965,522


             PROPERTY AND EQUIPMENT

Land                                            114,006               114,006
Building and improvements                       448,342               448,342
Machinery and equipment                       1,692,263             1,692,263
Small tools                                      53,580                53,580
Furniture and fixtures                            8,624                 8,624
Office equipment                                 53,376                53,376
Automobiles                                      60,100                60,100

  Total property and
           equipment                          2,430,291             2,430,291

  Less:  accumulated depreciation             1,494,495             1,455,935

              Net property and
                 equipment                      935,796               974,356


OTHER ASSETS

Deposits                                          2,837                 2,837

Total assets                                 $7,957,513            $7,942,715








LIABILITIES AND STOCKHOLDERS' EQUITY


                                              January 29,          October 30,
                                                 2005                  2004
CURRENT LIABILITIES

Accounts payable - trade                        $60,090              $108,563
Accrued income taxes                             76,023                84,623
Deferred income taxes                            53,660                43,620
Other current liabilities                       142,306               168,589

  Total current liabilities                     332,079               405,395


         STOCKHOLDERS' EQUITY

   Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares                  250,000               250,000
    Additional paid in capital                  272,695               272,695
    Retained earnings                         7,299,214             7,224,408
    Accumulated other comprehensive income:      (9,257)              (22,565)
    Less treasury stock at cost -
   224,415 shares and 224,415 shares           (187,218)             (187,218)


   Total stockholders' equity                 7,625,434             7,537,320

            Total liabilities and
               stockholders' equity          $7,957,513            $7,942,715
























                                   4
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                        Thirteen Weeks          Thirteen Weeks
                                             Ended                   Ended
                                          January 29,             January 31,
                                             2005                    2004


NET SALES                                    $1,103,415              $742,228

COST OF SALES                                   777,210               776,289

Gross profit on sales                           326,205               (34,061)


OPERATING EXPENSES

Sales & delivery                                  7,097                 4,977
General and administrative                      219,024               160,639

 Total operating expenses                       226,121               165,616

 Operating income                               100,084              (199,677)

OTHER INCOME                                     31,122                34,016

 Net income before taxes                        131,206              (165,661)

FEDERAL AND STATE
  INCOME TAXES                                   56,400                   -0-

 Net income (loss)                               74,806              (165,661)

RETAINED EARNINGS -
  beginning of period                         7,224,408             7,025,880

RETAINED EARNINGS -
  end of period                              $7,299,214            $6,860,219


EARNINGS PER SHARE OF
  COMMON STOCK                                    $0.10                $(0.21)

Average shares of stock
  outstanding                                   775,585               775,585












                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Thirteen          Thirteen
                                               Weeks Ended       Weeks Ended
                                               January 29,        January 31,
                                                  2005               2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  (loss)                              $74,806             $(165,661)

Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation                                     38,560                39,180
(Gain) loss on sale of securities                 1,843                (8,933)

Decrease (increase) in:
Accounts receivable                            (223,334)               75,148
Inventories                                     (22,186)                9,007
Prepaid expenses                                 (5,475)               (1,344)
Loans and exchanges                               1,060                (2,600)

(Decrease) increase in:
Accounts payable                                (48,473)                8,127
Accrued income taxes                             (8,600)                  -0-
Other current liabilities                       (26,283)              (71,318)

Net cash used by
         operating activities                  (218,082)             (118,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                 -0-                  (940)
Purchases of securities                        (142,063)              (62,106)
Sales of securities                               9,480               132,092

Net (used) by investing activities             (132,583)               69,046

(Decrease) in cash                             (350,665)              (49,348)

Cash and cash equivalents
at beginning of period                        4,770,451             4,227,416

Cash and cash equivalents
at end of period                             $4,419,786            $4,178,068

SUPPLEMENTAL DISCLOSURES:

Income taxes paid                               $65,000           $       -0-

                            SUPPLEMENTAL DISCLOSURES:


Income taxes paid                              $65,000            $       -0-


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2005. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 30, 2004 together with the auditors' report filed under cover of the Company's 2004 Annual Report on Form 10-KSB.

The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, are based on estimates rather than a physical inventory and consist of the following:

                              January 29,      October 29,
                               2005             2004

Raw Materials                  $ 91,490     $137,211
Work-In-Progress                328,981      220,217
Finished Goods                   46,451       87,299
Total Inventories              $466,912     $444,726

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Information provided in this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E of Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, such as statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products and capital expenditures. These forward looking statements include risks and uncertainties, many of which are not within the Company's control, such as the uncertainty of future demand for the Company's products; the uncertainty and timing of the successful development of the Company's new products; the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company's vendors; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

For this purpose, all statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from the forward-looking statements or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

BUSINESS OF THE COMPANY.

Overview. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey corporations. As used in this Form 10-QSB, the term "Company" refers to the combined operations of Opt-Sciences Corporation and O & S Research, Inc. The principal business of the Company is to provide optical coatings, filters, faceplates and lighting wedges which improve display readability for electronic instruments used primarily in aircraft. This includes the application of different types of anti-reflection coatings, transparent conductive coatings and other optical coatings. The Company also provides full glass cutting, grinding and painting operations which augment its optical coating

                                      8
capabilities. Most of the Company's products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters. This business is a niche business primarily dependent for its success on aircraft manufacturing and retrofitting. It requires custom manufacturing of small lots of products to satisfy component requirements for specific aircraft.

Critical Accounting Policies and Estimates

General

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectibility of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company's shipping terms are customarily FOB shipping point.

Inventories

The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. Historically, the Company conducts a physical inventory annually in connection with its certified financial statements and preparation of its Form 10KSB. The inventory appearing on unaudited quarterly financial statements and in Form 10QSB is based on estimates derived from the last physical inventory and

                                      9
subsequent verifiable purchases of raw materials, sales of finished products, and product orders in process of completion.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. Estimating the future cash flows expected to be generated by the asset is dependent upon significant judgments made by management. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

RESULTS OF OPERATIONS

Sales of $1,103,415 for the first quarter of 2005 increased significantly from 2004 first quarter sales of $742,228, but declined from $1,210,000 in the fourth quarter of fiscal 2004. Sales in the fourth quarter of 2004 and the first quarter of 2005 were unusually high as a result of our major customer placing orders in advance of a period of a planned consolidation of two of its divisions and a large final order of a major product being phased out because of design changes by our customer. Net income of $74,806 for the first quarter of 2005 compared to a net loss for the first quarter of 2004 of $165,661. Cost of Sales for the first quarter of 2005 was approximately the same as for the same period in 2004 despite a 48% increase in sales, yielding an increase in the gross profit margin to 29%. The improved gross profit margin resulted primarily from 1) improved economies of scale under which the Company operated during this higher level of sales and 2) a reduction in manufacturing expenses, especially a reduction in overhead personnel. If sales decline or the Company hires additional technical or administrative personnel, the margin may not be sustainable. Operating expenses for the first quarter of 2005 increased significantly, approximately $59,000, over the first quarter of fiscal 2004. This increase resulted primarily from additional expenses associated with Sarbanes-Oxley compliance and certain costs associated with the Company's going private initiative. During the first quarter, the Company booked $968,000 in new orders, up $120,000 from the first quarter of 2004 but down over $500,000 from the fourth quarter of 2004. The backlog of orders stood at $1,330,000 at the end of the first quarter. This is down approximately $110,000 from the end of the 2004 first quarter and down approximately $135,000 from the end of the preceding fourth quarter of 2004. The company continues its efforts to reduce its overdue orders which represent deferred shipments of approximately $75,000.

Second quarter revenue and profitability are now projected to be similar to that of the first quarter. We expect the third quarter revenues and profitability to be lower than the first and second quarters because of (i) a slow down in shipments from one of our major customers due to a consolidation of two of its divisions, (ii) a customer driven cost reducing design change in one of our highest revenue products, and (iii) a general softening of the avionics market.



                                      10
FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents at the end of the first quarter of 2005 increased $241,718 from the first quarter of 2004 and decreased $350,665 from the preceding fourth quarter of 2004. This decrease was largely due to a significant increase in accounts receivable resulting from the increased sales during the fourth quarter of 2004 and due to increased purchases of marketable securities. While the Company maintains a strong liquidity in its current position, it recognizes there are significant challenges to its ability to produce the consistent profitability it had enjoyed prior to 9/11.

RISKS AND UNCERTAINTIES

In the near term, the Company will continue its efforts to introduce diversified production, through the development of the Astro Coating unit and other production processes. Section 404 of the Sarbanes-Oxley Act of 2002, requiring companies and their public accounting firms to report on the effectiveness of the Company's internal controls over financial reporting, will first apply to the Company's Annual Report on Form 10-KSB for the Fiscal Year 2005. The Company expects its operating expenses will increase further as a result of the costs associated with the implementation of and maintaining compliance with Section 404 and other provisions of the Sarbanes-Oxley Act.

The future market for the Company's aircraft instrument glass is shrinking due to technological obsolescence and the use of larger displays in the cockpit and the new display technologies. Of the new display technologies, rear projection displays cause the most concern to the Company because they do not use components which the Company manufactures. These types of displays are currently used in many military aircraft applications and utilize a patented cover glass that acts as a rear projection screen. The time frame and the rapidity of this technology migrating to commercial/business avionic displays is currently unpredictable. Larger primary instrument displays are eliminating the need for smaller, specialized and otherwise redundant instruments. As unit volume for displays declines, competition among vendors to maintain market share will become more intense. We expect this competition will take the form of lower prices and shorter delivery times. The opportunities to expand the existing product lines are limited. New electro-mechanical displays which require glass wedges manufactured by the Company are being purchased less frequently than LCD displays which require a simpler, less expensive cover glass. The simpler design will open the marketplace for prospective competitors who do not otherwise have the ability to manufacture glass wedges.
The future of our Company will depend, largely, on our ability to successfully develop or acquire new products. There is no assurance, however, that we will be successful in achieving market acceptance of the new products that we develop or acquire. Any failure or delay in diversifying our existing offerings would be harmful to our overall business, and would negatively affect results of operations and financial condition.

We face increasing competition from established companies that have significantly greater resources. Many of our current and potential competitors could enjoy substantial competitive advantages, such as:



                                       11
   - Greater corporate name recognition and larger marketing budgets and resources,
- Established marketing relationships and access to larger customer bases, and
- Substantially greater financial, technical and other resources.




Item 3. Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures. Based on his evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures referred to in paragraph 4(c) of his Certification included as an exhibit to this report where effective.

b. Changes In Internal Controls. During the period covered by this report, the Company has not made any change to its internal control over financial reporting as referred to in paragraph 4(d) of the Certification of the Company's principal executive officer and principal financial officer included as an exhibit to this report that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

      Status of the Company's Reverse Stock Split. On September 1, 2004 the Board of Directors of the Company made a determination to amend the Articles of Incorporation and implement a reverse stock split on the basis of 1:2,000 shares. The purpose of this decision was to take the Company private and avoid ongoing and increasing costs related to the public reporting status of the Company and compliance with the Sarbanes-Oxley Act. The principal stockholders representing over 2/3 of the outstanding shares consented to such action.
Under New Jersey law, consent by 2/3 of the stockholders is sufficient without the need of conducting a stockholders meeting. On November 3, 2004, the

                                      12
Company made preliminary filings of a Schedule 14C and a Schedule 13(e)3 with the Securities and Exchange Commission. The SEC responded to such filings on December 3, 2004. On January 20, 2005 the Company filed an amended Schedule 14C and an amended Schedule 13(e)3. On February 9, 2005 the SEC provided the Company a second letter of comments. The Company continues to review the going private action it has initiated. As seen in its financial statements over the last year, Company revenues from the sale of its products have become less certain and more inconsistent. The Company enjoyed modest profitability for the first quarter and anticipates similar revenues and profitability for the second quarter of this fiscal year. However, the third quarter is projected to see significant declines in revenue and profitability as the positive effects from the non-recurring orders activity in the fourth quarter of 2004 and first quarter of 2005 begin to wane. The Company is continuing to review its plans for operational reorganization, capital expenditure and product diversification.

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

                                                       OPT-SCIENCES CORORATION

                                                      By: /s/Anderson L. McCabe

                                                       ------------------------
                                                       Anderson L. McCabe
                                                       Chief Executive Officer
                                                       Dated: March 31, 2005
EXHIBIT 31.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Opt-Sciences Corporation;




                                    13
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the quarter discussed in this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: March 31, 2005

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certifies to his knowledge, pursuant to section 906 of the Sabanes-

                                     13
Oxley Act of 2002,18 U.S.C. Section 1350, that:(1)the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended January 29, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: March 31, 2005






                                       14