Form 10QSB
period 2005-04-30
OPT SCIENCES CORP
filed 2005-07-22
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION

                Washington, DC  20549

                     FORM 10-QSB

  QUARTERLY REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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
775,585 Shares outstanding as of June 30, 2005

Transitional Small Business Format (Check one)  Yes     No (X)

INDEX                                                                     PAGE

PART I    FINANCIAL INFORMATION                                              3

Item 1.   Financial Statements                                               3

          Consolidated Balance Sheets - April 30, 2005 (unaudited)
          and October 30, 2004                                               3

          Consolidated Statements of Income (unaudited) -
          thirteen and twenty six weeks ended April 30, 2005 and
          fourteen and twenty seven weeks ended May 1, 2004                  5

          Consolidated Statements of Cash Flows (unaudited)
          thirteen and twenty six weeks ended April 30, 2005 and
          fourteen and twenty seven weeks ended May 1, 2004                  6

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis or Plan of Operation          7

Item 3.   Controls and Procedures                                           12

PART II   OTHER INFORMATION                                                 12

Item 1.   Legal Proceedings                                                 12

Item 2.   Changes in Securities                                             12

Item 3.   Defaults Upon Senior Securities                                   12

Item 4.   Submission of Matters to a Vote of Security Holders               12

Item 5.   Other Information                                                 12

Item 6.   Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                  13

                   PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

                            CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                              April 30,          October 30,
                                               2005                 2004
CURRENT ASSETS

Cash and cash equivalents           $        4,764,925     $      4,770,451
Trade accounts receivable                      811,757              577,077
Inventories                                    420,322              444,726
Prepaid expenses                                27,217               18,888
Loans and exchanges                              4,279                5,615
Marketable securities                        1,236,785            1,148,765

  Total current assets                       7,265,285            6,965,522


PROPERTY AND EQUIPMENT

Land                                           114,006              114,006
Building and improvements                      448,342              448,342
Machinery and equipment                      1,693,233            1,692,263
Small tools                                     53,580               53,580
Furniture and fixtures                           8,624                8,624
Office equipment                                53,376               53,376
Automobiles                                     60,100               60,100

  Total property and
           equipment                         2,431,261            2,430,291

  Less:  accumulated depreciation            1,532,907            1,455,935

              Net property and
                 equipment                     898,354              974,356


OTHER ASSETS

Deposits                                         2,837                2,837

Total assets                        $        8,166,476     $      7,942,715

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                              April 30,          October 30,
                                                2005                 2004
CURRENT LIABILITIES

Accounts payable - trade                $       68,307       $      108,563
Accrued income taxes                           174,573               84,623
Deferred income taxes                           27,901               43,620
Other current liabilities                      120,540              168,589

  Total current liabilities                    391,321              405,395


STOCKHOLDERS' EQUITY

    Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares                 250,000              250,000
    Additional paid in capital                 272,695              272,695
    Retained earnings                        7,483,079            7,224,408
    Accumulated other comprehensive income:    (43,401)             (22,565)
    Less treasury stock at cost -
   224,415 shares and 224,415 shares          (187,218)            (187,218)


   Total stockholders' equity                7,775,155            7,537,320

            Total liabilities and
               stockholders' equity       $  8,166,476        $   7,942,715

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  Thirteen Weeks  Thirteen Weeks   Twenty-Six     Twenty-Seven
                      Ended          Ended         Weeks Ended    Weeks Ended
                  April 30, 2005  May 1, 2004      April 30, 2005 May 1, 2004


NET SALES           $  1,287,058    $  1,083,991     $  2,390,473 $ 1,826,219

COST OF SALES            857,752         859,632        1,634,962   1,635,921

Gross profit on sales    429,306         224,359          755,511     190,298


OPERATING EXPENSES

Sales & delivery           6,603          14,184           13,700      19,161
General and
  administrative         135,798         129,291          354,822     289,930

 Total operating
   expenses              142,401         143,475          368,522     309,091

 Operating income (loss) 286,905          80,884          386,989    (118,793)

OTHER INCOME              35,560          21,921           66,682      55,936

 Net income (loss)
       before taxes      322,465         102,805          453,671     (62,857)

FEDERAL AND STATE
  INCOME TAXES           138,600             -0-          195,000         -0-

 Net income (loss)       183,865         102,805          258,671     (62,857)

RETAINED EARNINGS -
  beginning of period  7,299,214       6,860,218        7,224,408   7,025,880

RETAINED EARNINGS -
  end of period     $  7,483,079    $  6,963,023     $  7,483,079 $ 6,963,023


EARNINGS PER SHARE OF
  COMMON STOCK              0.24            0.13             0.33       (0.08)

Average shares of stock
  outstanding            775,585         775,585          775,585     775,585

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Twenty-Six          Twenty-Six
                                              Weeks Ended         Weeks Ended
                                              April 30, 2005      May 1, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  (loss)                             $  258,671         $  (62,857)

Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation                                       76,972             78,962
(Gain) on sale of securities                       (6,027)           (11,856)

Decrease (increase) in:
Accounts receivable                              (234,680)          (195,541)
Inventories                                        24,404             37,597
Prepaid expenses                                   (8,329)             1,053
Loans and exchanges                                 1,336             (3,435)

(Decrease) increase in:
Accounts payable                                  (40,256)            39,655
Accrued income taxes                               89,950                 -0-
Other current liabilities                         (48,049)           (72,920)

Net cash provided (used) by
         operating activities                     113,992           (189,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                  (970)           (21,263)
Purchases of securities                          (174,017)          (184,371)
Sales of securities                                55,469            205,650

Net cash (used) provided by
         investing activities                    (119,518)                16

(Decrease) in cash                                 (5,526)          (189,326)

Cash and cash equivalents
at beginning of period                          4,770,451          4,227,416

Cash and cash equivalents
at end of period                             $  4,764,925       $  4,038,090

SUPPLEMENTAL DISCLOSURES:

Income taxes paid                              $  105,050       $         -0-









                                        6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of the Company's fiscal year 2005. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 30, 2004 together with the auditors' report filed under cover of the Company's 2004 Annual Report on Form 10-KSB.

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

2.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and are based on estimates rather than a physical inventory.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Information provided in this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E of Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, such as statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products

                                       7
and capital expenditures. These forward looking statements include risks and uncertainties, many of which are not within the Company's control, such as the uncertainty of future demand for the Company's products; the uncertainty and timing of the successful development of the Company's new products; the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company's vendors; potential product and contractual liability to its customers; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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



                                        8

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

Inventories

The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. Historically, the Company conducts a physical inventory annually in connection with its certified financial statements and preparation of its Form 10KSB. The inventory appearing on unaudited quarterly financial statements and in Form 10QSB is based on estimates derived from the last physical inventory and subsequent verifiable purchases of raw materials, sales of finished products, and product orders in process of completion.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses impairment whenever events or changes in circumstances


                                    9
indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. Estimating the future cash flows expected to be generated by the asset is dependent upon significant judgments made by management. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.


RESULTS OF OPERATIONS

Sales of $1,287,058 for the second quarter of 2005 increased 18.7% from 2004 second quarter sales of $1,083,991, and increased 16.6% from $1,103,415 in the first quarter of fiscal 2005. Sales in the second quarter of 2005 remained unusually high as a result of our major customer placing orders in advance of a period of a planned consolidation of two of its divisions. Net income of $183,865 for the second quarter of 2005 compared to $102,805 for the second quarter of 2004. Cost of Sales for the second quarter of 2005 was approximately the same as for the same period in 2004 despite a 18.7% increase in sales, yielding an increase in the gross profit margin to 33%. The improved gross profit margin resulted primarily from 1) improved economies of scale under which the Company operated during this higher level of sales and 2) a reduction in manufacturing expenses, especially a reduction in overhead personnel. If sales decline or the Company hires additional technical or administrative personnel, the margin may not be sustainable. Operating expenses of $142,401 for the second quarter of 2005 remained approximately the same as the second quarter of fiscal 2004. This level of operating expenses is higher than past years and is expected to increase in the future principally because of additional expenses associated with Sarbanes-Oxley compliance. During the second quarter, the Company booked $1,157,000 in new orders, up $360,000 from the second quarter of 2004 and up $189,000 from the first quarter of 2005. The backlog of orders stood at $1,200,000 at the end of the second quarter. This is up approximately $47,000 from the end of the 2004 second quarter and down approximately $130,000 from the end of the first quarter of 2005. The Company continues its efforts to reduce its overdue orders which represent deferred shipments of approximately $50,000.

We project a significant decline in third quarter revenue and profitability because of: (i) a slow down in shipments to one of our major customers due to a consolidation of two of its divisions, (ii) an un-expected deferment of shipments by one of our other major customers and (iii) a customer driven cost reducing design change in one of our highest revenue products. We project a rebound in overall sales in the fourth quarter.

FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents at the end of the second quarter of 2005 increased $543,035 from the second quarter of 2004 and increased $345,100 from the first quarter of 2005. This increase from the same period last year was largely due to revenues generated from sales and the sale of securities. The Company maintains a strong liquidity in its


                                     10
current position in order to improve its ability to deal with the risks and uncertainties identified below.

RISKS AND UNCERTAINTIES

In the near term, the Company will continue its efforts to introduce diversified production, through the development of the Astro Coating unit and other production processes. Section 404 of the Sarbanes-Oxley Act of 2002, requiring companies and their public accounting firms to report on the effectiveness of the Company's internal controls over financial reporting, will first apply to the Company's Annual Report on Form 10-KSB for the Fiscal Year 2006. The Company expects its operating expenses will increase further as a result of the costs associated with the implementation of and maintaining compliance with Section 404 and other provisions of the Sarbanes-Oxley Act.

The future market for the Company's aircraft instrument glass is shrinking due to technological obsolescence and the use of larger displays in the cockpit and the new display technologies. Of the new display technologies, rear projection displays cause the most concern to the Company because they do not use components which the Company manufactures. These display types are currently used in many military aircraft applications and utilize a patented cover glass that acts as a rear projection screen. The time frame for this technology migrating to commercial/business avionic displays is currently unpredictable. Larger primary instrument displays are eliminating the need for smaller, specialized and otherwise redundant instruments. As unit volume for displays declines, competition among vendors to maintain market share will become more intense. We expect this competition will take the form of lower prices and shorter delivery times. The opportunities to expand the existing product lines are limited. New electro-mechanical displays which require glass wedges manufactured by the Company are being purchased less frequently than LCD displays which require a simpler, less expensive cover glass. The simpler design will open the marketplace for prospective competitors who do not otherwise have the ability to manufacture glass wedges.

The future of our Company will depend, largely, on our ability to successfully develop or acquire new products. There is no assurance, however, that we will be successful in achieving market acceptance of the new products that we develop or acquire. Failure to diversify our existing product offerings could be harmful to our overall business, and could negatively affect results of operations and financial condition.

We face increasing competition from established companies that have significantly greater resources. Certain of our competitors enjoy substantial competitive advantages, such as:

   - Greater corporate name recognition and larger marketing budgets and resources,
- Established marketing relationships and access to larger customer bases, and
- Substantially greater financial, technical and other resources.



                                       11

Item 3. Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures. Based on his evaluation as of the end of the periods covered by this report, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures referred to in paragraph 4(c) of his Certification included as an exhibit to this report were effective.

b. Changes In Internal Controls. During the period covered by this report, the Company has not made any change to its internal controls over financial reporting as referred to in paragraph 4(d) of the Certification of the Company's principal executive officer and principal financial officer included as an exhibit to this report that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

      Status of the Company's Reverse Stock Split. On September 1, 2004 the Board of Directors of the Company made a determination to amend the Articles of Incorporation and implement a reverse stock split on the basis of 1:2,000 shares. The purpose of this decision was to take the Company private and avoid ongoing and increasing costs related to the public reporting status of the Company and compliance with the Sarbanes-Oxley Act. The principal stockholders representing over 2/3 of the outstanding shares consented to such action. Under New Jersey law, consent by 2/3 of the stockholders is sufficient without the need of conducting a stockholders meeting. On November 3, 2004, the Company made preliminary filings of a Schedule 14C and a Schedule 13(e)3 with the Securities and Exchange Commission. The SEC responded to such filings on December 3, 2004. On January 20, 2005 the Company filed an amended Schedule 14C and an amended Schedule 13(e)3. On February 9, 2005 the SEC provided the Company a second letter of comments. The Company continues to review the going private action it has initiated. From Management's perspective the Company revenues generated from the sale of its products have become less predictable. The Company enjoyed modest

                                   12

profitability for the first quarter and second quarter of this fiscal year. However, the third quarter is projected to see significant declines in revenue and profitability as the positive effects from the non-recurring orders activity in the fourth quarter of 2004 and first and second quarter of 2005 begin to wane. The Company is continuing to review its plans for operational reorganization, capital expenditure and product diversification.

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

                            OPT-SCIENCES
                            CORPORATION

                            By: /s/Anderson L. McCabe


                                   Anderson L. McCabe
                                   Chief Executive Officer
                                   Dated: July 1, 2005
EXHIBIT 31.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Opt-Sciences Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the

                                    13
registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the quarter discussed in this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/Anderson L. McCabe

                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: July 1, 2005

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certifies to his knowledge, pursuant to section 906 of the Sabanes-Oxley Act of 2002,18 U.S.C. Section 1350, that:(1)the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended April 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
                                       /s/Anderson L. McCabe

                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: July 1, 2005


                                       14