Form 10QSB
period 2005-07-30
OPT SCIENCES CORP
filed 2005-10-03
CIK 74688

United States SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549

                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended _July 30, 2005_ .

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from ______________ to _____________.


Commission file number 0-1455



OPT-SCIENCES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEW JERSEY
(State or other jurisdiction of incorporation or organization)

21-0681502
(IRS Employer Identification No.)


1912 Bannard Street, P.O. Box 221, Riverton, New Jersey  08077
(Address of principal executive offices)


856-829-2800
(Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Class, Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of July 30, 2005

Transitional Small Business Format (Check one)  Yes [ ]   No [X]










INDEX                                                                     PAGE

PART I    Financial Information                                             3

Item 1.   Financial Statements                                              3

          Consolidated Balance Sheets - July 30, 2005(unaudited)
          and October 30, 2004                                              3

          Consolidated Statements of Income (unaudited) -
          thirteen and thirty-nine weeks ended July 30, 2005 and
          thirteen and thirty-nine weeks ended July 31, 2004                5

          Consolidated Statements of Cash Flows (unaudited)
          Thirty-nine weeks ended July 30, 2005 and Thirty-nine
          weeks ended July 31, 2004                                         6

          Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis or Plan of Operation         8

Item 3.   Controls and Procedures                                          12

PART II   Other Information                                                12

Item 1.   Legal Proceedings                                                12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 13

Signatures                                                                 13
















                   PART I    Financial Information

Item 1.    Financial Statements

                           Opt-Sciences Corporation
                           Consolidated Balance Sheets

ASSETS

                                     July 30, 2005          October 30, 2004
                                      (unaudited)
CURRENT ASSETS

Cash and cash equivalents           $ 5,020,390            $    4,770,451
Trade accounts receivable               632,608                   577,077
Inventories                             378,390                   444,726
Prepaid expenses                         36,365                    18,888
Loans and exchanges                       5,558                     5,615
Marketable securities                 1,316,593                 1,148,765

  Total current assets                7,389,904                 6,965,522


PROPERTY AND EQUIPMENT

Land                                    114,006                   114,006
Building and improvements               448,342                   448,342
Machinery and equipment               1,696,182                 1,692,263
Small tools                              53,580                    53,580
Furniture and fixtures                    8,624                     8,624
Office equipment                         57,481                    53,376
Automobiles                              85,605                    60,100

  Total property and
           equipment                  2,463,820                 2,430,291

  Less:  accumulated depreciation     1,572,998                 1,455,935

              Net property and
                 equipment              890,822                   974,356


OTHER ASSETS

Deposits                                  2,837                     2,837

Total assets                        $ 8,283,563            $    7,942,715








                                     -3-
LIABILITIES AND STOCKHOLDERS' EQUITY


                                      July 30, 2005          October 30, 2004
CURRENT LIABILITIES                     (unaudited)

Accounts payable - trade             $    54,931            $      108,563
Accrued income taxes                     198,573                    84,623
Deferred income taxes                     45,226                    43,620
Other current liabilities                131,071                   168,589

  Total current liabilities              429,801                   405,395


STOCKHOLDERS' EQUITY

    Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares           250,000                   250,000
    Additional paid in capital           272,695                   272,695
    Retained earnings                  7,538,719                 7,224,408
    Accumulated other comprehensive
         income:                         (20,434)                  (22,565)
    Less treasury stock at cost -
   224,415 shares and 224,415 shares    (187,218)                 (187,218)

   Total stockholders' equity          7,853,762                 7,537,320

            Total liabilities and
               stockholders' equity  $ 8,283,563            $    7,942,715


























                                     -4-
                         Opt-Sciences Corporation
                   Consolidated Statements of Income (unaudited)

                    Thirteen Weeks  Thirteen Weeks  Thirty-Nine   Thirty-Nine
                    Ended           Ended           Weeks Ended   Weeks Ended
                    July 30, 2005   July 31, 2004   July 30, 2005 July 31, 2004


Net Sales           $    799,788    1,033,428       $ 3,190,261   $ 2,859,647

Cost of Sales            586,321      792,105         2,221,283     2,428,026

Gross profit on sales    213,467      241,323           968,978       431,621


Operating Expenses

Sales & delivery          18,258        6,246            31,958        25,407
General and
   administrative        146,322      135,865           501,144       425,795

 Total operating
   expenses              164,580      142,111            533,102      451,202

 Operating income (loss)  48,887       99,212            435,876      (19,581)

Other Income              48,753       20,736            115,435       76,672


Income before taxes       97,640      119,948            551,311       57,091

Federal and State
  Income Taxes            42,000       14,300            237,000       14,300

 Net income               55,640      105,648            314,311       42,791

Retained Earnings -
  beginning of period  7,483,079    6,963,023          7,224,408    7,025,880

Retained Earnings -
  end of period     $  7,538,719 $  7,068,671        $ 7,538,719  $ 7,068,671


Earnings per Share of
  Common Stock      $       0.07 $       0.14        $      0.41  $      0.06

Average shares of stock
  outstanding             775585       775585             775585        775585








                                     -5-
                               Opt-Sciences Corporation
                          Statements of Cash Flows (unaudited)

                                             Thirty-Nine         Thirty-Nine
                                             Weeks Ended         Weeks Ended
                                             July 30, 2005       July 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $   314,311          $    42,791

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                     117,063              118,622
(Gain) on sale of securities                     (15,878)             (11,346)

Decrease (increase) in:
Accounts receivable                              (55,531)              23,333
Inventories                                       66,336               46,670
Prepaid expenses                                 (17,477)               5,832
Prepaid income taxes                                  -0-              13,747
Loans and exchanges                                   57              (10,275)

(Decrease) increase in:
Accounts payable                                 (53,632)               5,716
Accrued income taxes                             113,950                  -0-
Other current liabilities                        (37,517)             (64,592)

Net cash provided (used) by
         operating activities                    431,682              170,498

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment              (33,529)             (24,366)
Purchases of securities                         (272,702)            (236,655)
Sales of securities                              124,488              234,796

Net cash (used) provided by
         investing activities                   (181,743)             (26,225)

Increase in cash                                 249,939              144,273

Cash and cash equivalents
at beginning of period                         4,770,451            4,227,416

Cash and cash equivalents
at end of period                            $  5,020,390         $  4,371,689

SUPPLEMENTAL DISCLOSURES:

Income taxes paid                           $    123,050           $       650







                                     -6-
Notes to Consolidated Financial Statements (Unaudited)

1.     Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of the Company's fiscal year 2005. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 30, 2004 together with the auditors' report filed under cover of the Company's 2004 Annual Report on Form 10-KSB.

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

2.     Inventories

Inventories consisted of the following:

                                      July 30, 2005   October 30, 2004
                                       (Unaudited)

      Finished goods                    $ 74,164         $ 87,299
      Raw materials and supplies         116,923          137,211
      Work in progress                   187,303          220,216

            Total Inventory             $378,390         $444,726

End of quarter inventories are stated at the lower of cost (first-in, first-out) or market and are based on estimates rather than a physical inventory. A physical inventory is conducted at the end of the fiscal year. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. Historically, the Company conducts a physical inventory annually in connection with its certified financial statements and preparation of its Form 10KSB. The inventory appearing on unaudited quarterly financial statements and in Form 10QSB is based on estimates derived from the last physical inventory and subsequent verifiable purchases of raw materials, sales of finished products, and product orders in process of completion.
                                     -7-
3. Revenue Recognition

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

4. Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

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

5. Recently Issued Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Information provided in this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E of Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, such as statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products and capital expenditures. These forward looking statements include risks and uncertainties, many of which are not within the Company's control, such as the uncertainty of future demand for the Company's products; the uncertainty and timing of the successful development of the Company's new products; the risks associated with reliance on a few key customers; the Company's ability to
                                     -8-
attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company's vendors; potential product and contractual liability to its customers; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values
                                     -9-
of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


Results of Operations

Sales of $799,788 for the third quarter of 2005 decreased 22.6% from 2004 third quarter sales of $1,033,428, and decreased 37.8% from $1,287,058 in the second quarter of fiscal 2005. Net income of $55,640 for the third quarter of 2005 compared to $105,648 for the third quarter of 2004. Cost of Sales for the third quarter of 2005 was decreased approximately 26% from the same period in 2004. In spite of the reduction in sales, the fact that the Company could profit at all in the third quarter was attributed to aggressive cost cutting measures such as working only four day work weeks and reducing engineering and maint-enance expenses. These measures kept the gross profit margin for the first three quarters at approximately 30%. If the Company hires additional technical or administrative personnel, this margin may not be sustainable. Operating expenses of $164,580 for the third quarter of 2005 increased 15.8% over the third quarter of fiscal 2004. This level of operating expenses is higher than past years and is expected to increase in the future principally because of additional expenses associated with Sarbanes-Oxley compliance. However, these expenses have been slower to materialize than originally forecasted in fiscal 2004. The compliance date for section 404 of the Sarbanes-Oxley Act has been postponed until 2007.

During the third quarter, the Company booked $757,000 in new orders, down approximately $317,000 from the third quarter of 2004 and down approximately $400,000 from the second quarter of 2005. The backlog of orders stood at $1,158,000 at the end of the third quarter. This is down approximately $39,000 from the end of the 2004 third quarter and down approximately $42,000 from the end of the second quarter of 2005. The Company continues its efforts to reduce its overdue orders which represent deferred shipments of approximately $50,000.

The higher than forecasted sales in the first two quarters were part of unexpected customer requirements that were neither predicted nor forecasted for last year. As a result of this large spike in demand, the Company's earnings have increased significantly so far this year. The significant decline in third quarter revenue and profitability was predicted in earlier quarters and represents an order book adjustment. The large reduction in new orders booked was primarily due to the large order increases from our main customers in the first two quarters. Heading into the fourth quarter we project a rebound in overall sales to approximately $1 million. We expect new orders booked to not keep pace with sales resulting in an additional decline in the Company's order backlog. As a result, based on current backlog of orders and available customer order forecasts, we project sales for the first quarter of 2006 to be approximately the same as the fourth quarter.




Financial Condition

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents at the end of the third quarter of 2005 increased $648,701 from the third quarter of 2004 and increased
                                     -10-
$249,939 from the second quarter of 2005. This increase from the same period last year was largely due to revenues generated from sales and the sale of securities. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.

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

   Section 404 of the Sarbanes-Oxley Act of 2002, requiring each company and its public accounting firm to report on the effectiveness of the company's internal controls over financial reporting, will first apply to the Company's Annual Report on Form 10-KSB for the Fiscal Year 2007. The Company expects its operating expenses will increase further as a result of the costs associated with implementation of and maintaining compliance with Section 404 and other provisions of the Sarbanes-Oxley Act.





                                     -11-
Item 3. Controls and Procedures

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

PART II - Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

From Management's perspective the Company revenues generated from the sale of its products have become less predictable. The Company enjoyed unexpected profitability for the first three quarters of this fiscal year. Our original projections were based on maintaining existing staffing levels, lowered sales
                                     -12-
and significant expenses associated with the Sarbanes-Oxley Act("SOX") compliance resulting in at best a breakeven year for fiscal 2005. However in the latter part of fiscal 2004 the Company reduced engineering and maintenance expenses by almost $250,000, increased sales modestly and deferred certain costs for SOX compliance to 2007 due to a postponement by the SEC. These changes have shown up as an increase in gross profit margin. Not all of these cost savings are expected to be carried into 2006 as additional engineering costs will be required for research and development.
The Company is continuing to review its plans for operational reorganization, capital expenditure and product diversification.

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

                                                      OPT-SCIENCES CORORATION

                                                      By: /s/Anderson L. McCabe

                                                      ------------------------
                                                      Anderson L. McCabe
                                                      Chief Executive Officer
                                                      Dated: September 30, 2005
Exhibit 31.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:
1. I have reviewed this quarterly report of Opt-Sciences Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and
                                     -13-
internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: September 30, 2005

Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sabanes-Oxley Act of 2002,18 U.S.C. Section 1350, that:(1)the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended July 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
                                     -14-
                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: September 30, 2005