Form 10KSB
period 2005-10-29
OPT SCIENCES CORP
filed 2006-02-13
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-KSB

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 29, 2005.

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.

                           COMMISSION FILE NUMBER: 0-1455


                            OPT-SCIENCES CORPORATION
                   (Name of small business issuer in its charter)

        NEW JERSEY                           21-0681502
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)       Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY       08077
  Address of principal executive offices)       (Zip Code)


                                 (856) 829-2800
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, $.25 par value per share
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES[X] NO[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). YES[ ] NO[X]

The issuer's revenues for its most recent fiscal year were $4,373,241.



On December 31, 2005, 775,585 shares of the registrant's common stock, par value of $.25, were outstanding. The aggregate market value of the 239,945 common shares held by non-affiliates of the registrant (i.e. excluding shares held by officers, directors and each person owning 5% or more of the outstanding stock) on that date was approximately $2,009,540, based on the average of the bid and asked price of the stock on that date as quoted by the Pink Sheets, in the non NASDAQ over the counter market.


Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (CHECK ONE): YES[ ] NO[X]
















































                             TABLE OF CONTENTS

                FORM 10-KSB ANNUAL REPORT - FISCAL YEAR 2005
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY

PART I                                                          PAGE

Item 1.  Description of Business...................................4
Item 2.  Description of Property...................................7
Item 3.  Legal Proceedings.........................................7
Item 4.  Submission of Matters to a Vote of Security
         Holders...................................................7

PART II

Item 5.  Market for Common Equity and
         Related Stockholder Matters...............................7
Item 6.  Management's Discussion and Analysis or Plan of
         Operation.................................................8
Item 7.  Financial Statements.....................................12
Item 8.  Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure...................12
Item 8A. Controls and Procedures..................................13
Item 8B. Other Information........................................13

PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act......................................13
Item 10. Executive Compensation...................................15
Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters...........15
Item 12. Certain Relationships and Related
         Transactions.............................................16

PART IV

Item 13. Exhibits.................................................16
Item 14. Principal Accountant Fees and Services...................17

-  Signatures.....................................................18
 -  Section 302 Certification.....................................18
 -  Section 906 Certification.....................................20







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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any person assumes responsibility for the accuracy and completeness of these forward- looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OF THE COMPANY.

OVERVIEW. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey corporations. As used in this form 10-KSB, the terms "we" or "our" refer to the combined operations of Opt-Sciences Corporation and O & S Research, Inc. Our principal business is to provide optical coatings, filters, faceplates and lighting wedges which improve display readability for electronic instruments used primarily in aircraft cockpits. This includes the application of different types of anti-reflection coatings, transparent conductive coatings and other optical coatings. We also provide full glass cutting, grinding and painting operations which augment our optical coating capabilities. Most of our products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters. This is a niche business primarily dependent on the needs of new and used aircraft for initially installed parts, spare parts, replacements and upgrades. It requires custom manufacturing of small lots of products to satisfy specific requirements identified by our customers.

CORE PRODUCTS. The distinguishing characteristic of our business is our optical thin film coating capability. Almost all products which we offer incorporate an optical coating of some type. Our primary coatings are for aircraft cockpit display applications and consist of our anti-reflection coating used for glare reduction and our transparent conductive coating used for electromagnetic interference shielding. We apply either or both coatings to different types of glass face plates

                                        4
which are usually mounted on the front of liquid crystal displays (LCDs), cathode ray tubes (CRTs) and electromechanical displays (EMDs).

ANCILLARY PRODUCTS AND SERVICES. In addition to coated glass described above, we also offer a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies.

GROWTH STRATEGY. In light of anticipated increased costs associated with Sarbanes/Oxley compliance, at the end of fiscal 2004 and beginning of Fiscal 2005, we underwent a strategic review of our sales and marketing, our production facilities and efficiencies and our staffing methods to maximize the value of our financial and human resources. As a result of actions taken in 2004 and 2005, we were able to raise our gross margin for 2005 to over 30%. However, this came at the expense of reduced technical and maintenance support. With some improvement in the overall aircraft market, we project modest increases in sales and profits for the current year. For Fiscal 2006 we plan on re-hiring additional technical staff and additional production employees to maintain our competitive edge and to support our new ISO 9001:2000 certification. Our future growth is contingent on securing new customers, developing new products and providing adequate staff and facilities to meet our needs. We are continuing to look at increasing the current facility size or moving to a larger facility to accommodate higher capacity should it be required.

IMPAIRMENT LOSS ON FIXED ASSET. In September 2000, we acquired a used Astro thin film coating unit from OCLI. This equipment would have allowed us to apply anti-reflection coatings to large glass substrates at a more competitive price. After repeated attempts to make this equipment operational, it has not operated reliably and has not generated any significant revenue for us. Over the past fiscal year no additional effort had been applied to repair the system. Additional repairs required to make the Astro unit operational are estimated at over $75,000; there is no assurance that if the contemplated repairs were made, the Astro unit would be sufficiently reliable to justify those expenditures. As a result of this impairment, we have decided to write off the Astro unit which had a book value of $164,898.

MARKETING AND SALES. Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services of manufacturers representatives or sales personnel. O & S Research, Inc. and our products are listed in the Thomas Register. We also maintain our own website at osresearch.com. We engage in a low cost public relations and advertising program. Purchasing personnel of major corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the anti-glare face plates covering the flat panel displays on the Boeing 777 and the 737 Next Generation models of commercial aircraft, with the majority of

                                     5
the display glass being used for the 737. In 2006, Boeing is expected to produce about 40 777s and about 220 737s. We expect that a majority of the future growth in overall commercial airplane production at Boeing will be from the 737 and 787. However, Boeing's manufacture of the 787 is not expected to increase our future revenues because its cockpit displays will be provided by RockwellCollins, a company that currently purchases its LCD glass requirements from one of our competitors. In Fiscal 2005, we derived 68% of our revenues from three major customers, Honeywell, Philips Electronics, and L3

Communications. The loss or curtailment of additional business with any of these companies would have a negative impact on our operating results.

PATENTS, TRADEMARKS AND PROPRIETARY KNOWLEDGE. We do not hold any patent or have any registered trademark. However, our customers do rely on our accumulated experience and know-how in satisfying their instrument glass requirements.

MANUFACTURING. Our customers commonly use Cathode Ray Tubes and Liquid Crystal Displays for aircraft cockpit instrumentation. Typically, a customer sends such items to us for processing; we use our technology to apply a micro thin optical non-glare and/or conductive coating to a face plate, which is then mounted on the Cathode Ray Tube or Liquid Crystal Display. We cut the face plate from large pieces of glass purchased from multiple domestic sources on a commodity basis. After testing for quality control, we ship the inspected products to our customer.

We also manufacture glass lenses from large raw glass pieces. The glass is a commodity product which can be purchased from several glass manufacturers. We cut, grind, polish and coat the pieces with a micro-thin optical coating. We then ship the lenses to the customer after clearance through quality control.

Both processes utilize the deposit of a thin film of a metal or metal oxide on the surface of the glass. The process takes place in a heated vacuum chamber. We heat the deposited material to over 1800 degrees Centigrade causing it to evaporate. When the vapor contacts the glass, It condenses forming a very thin film as hard as the original metal being evaporated. The thin films range in thickness from 250 angstroms to 1500 angstroms.

ENVIRONMENTAL MATTERS. We believe we are in material compliance with applicable United States, New Jersey and local laws and regulations relating to the protection of the environment, and we do not devote material resources to such matters.

COMPETITION. Competition is based on product quality, price, reputation and ability to meet delivery deadlines. The market for our products is very competitive. The type and amount of instrument glass consumed is subject to changes in display technology and in ongoing reduction in the number of displays used on both new aircraft and retrofitted aircraft. Our competitors include Naugatuck Glass Company, OCLI, Metavac, Mod A Can, Tyrolit, Schott Glass and Hoya Optics. Our competitors generally have significantly more financial, technical and human resources than we do. Because of this, our competitors have the capacity to respond more

                                       6
quickly to emerging technologies and customer preferences and may devote greater resources to development, promotion and sale of their products than we can. This competition could result, and in the past has resulted, in price reductions, reduced margins and lower market share.

EMPLOYEES. As of October 29, 2005, we employed 43 employees, of which 40 were full time individuals and none of whom are members of organized labor. This represents an increase of 1 full time employee from the end of Fiscal 2004. We expect to make adjustments to our employee levels based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401K Plan for the benefit of all our employees; we do not have a stock option plan. The 401K Plan includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

AVAILABLE INFORMATION We maintain a website, optsciences.com, where you may find additional information about our Company. Additional Company filings are available at the Securities & Exchange Commission's website, sec.gov. Links are provided on our website to the SEC, for the latest stock quotations and to our transfer agent, StockTrans.

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our operations at the principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. We own this 1.4 acre property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space and approximately 1,200 square feet of office space. We also own and utilize a building containing 3,000 square feet of warehouse and 5,000 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In addition, we lease on a year to year basis 5,000 square feet in Riverton, New Jersey for general warehouse and material storage.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our combined financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Our Common Shares are not listed on an established public trading market, but are quoted by the Pink Sheets, in the non-NASDAQ over the counter

                                      7
market. The symbol for our Shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid and asked quotations, for the calendar quarter indicated, as quoted by Pink Sheets LLC., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2004           Bid             Ask
First Quarter        $6.35 - 6.75           NONE
Second Quarter        6.55 - 7.50        $ 10.00 - 10.00
Third Quarter         7.00 - 8.00          10.00 - 10.00
Fourth Quarter        6.30 - 7.00           7.00 - 10.00

Fiscal 2005           Bid             Ask
First Quarter        $5.55 - 6.50        $  6.00 - 10.00
Second Quarter        5.65 - 6.00           6.50 - 10.00
Third Quarter         5.70 - 6.00           6.00 - 7.25
Fourth Quarter        5.70 - 6.30           6.50 - 7.75

As of December 31, 2005, the closing bid for the Common Stock was $6.50. The closing ask price was $10.25. The Company had 941 stockholders of record of its Common Stock as of December 31, 2005. Of these stockholders, 565 are considered "lost" stockholders for whom we do not have current addresses. We have initiated steps to take the Company private, which, when implemented, would eliminate costs of remaining a public company and reduce the burdens on our executive and financial personnel in devoting time and financial resources to compliance with the Sarbanes-Oxley Act.

DISTRIBUTIONS

We did not declare or pay any dividend on our Common Stock during Fiscal Year 2005 and do not anticipate the payment of dividends on our Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered securities during the three fiscal years ended October 29, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General.

This Management's Discussion and Analysis as of October 29, 2005, should be read in conjunction with the audited condensed consolidated financial statements and notes thereto set forth in this report. It may also contain forward looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2006 and to implement the reverse stock split mentioned above.


                                        8
We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts receivable.

Our cash position improved in Fiscal 2005, primarily because of the increase in net income and various changes in balance sheet items.
Fiscal 2005 net income of $349,014 compared to $198,528 in the prior year. Cash also increased due to an increase in accrued taxes of $146,518 and a $46,663 reduction of inventory. Our cash flow of $783,493 compared to $543,035 in Fiscal 2004. Overall, our cash balances increased during Fiscal 2005 to $5,356,228 from $4,770,451 at the end of Fiscal 2004.
This resulted in an increase in total current assets of $718,435 from $6,965,522 in Fiscal 2004 to $7,683,957 in Fiscal 2005.

Because of changes in the marketplace and an increasingly competitive environment, we believe it is necessary to make ongoing investments in new equipment and processes to compete successfully in the aerospace and commercial display markets. In Fiscal 2006, we have projected significant expenditures of capital to update equipment and to expand or replace our facilities.

RESULTS OF OPERATIONS

FISCAL 2005

The fourth quarter revenue ended with a significant recovery from the third quarter. This increase represented a revenue adjustment of customer deferred orders from the third quarter primarily due to the Boeing machinist strike. Our net sales in the fourth quarter of 2005 increased to $1,183,000, up 48% from the third quarter but, down 2% from the same period last year resulting in a net operating profit of $187,600 for the fourth quarter. During the fourth quarter of Fiscal 2005, we booked $1,028,200 in new orders, up 36% from the $757,000 in new orders booked in the third quarter. However, our increased sales outpaced new orders in the fourth quarter, reducing the backlog of orders to $1,003,200 at the end of the year compared with $1,465,000 at the end of Fiscal 2004.

Overall, we ended the year with net sales of $4,323,241, an increase of approximately $250,000 or 6% over Fiscal 2004. Operating income increased to $408,613, up $195,609 from Fiscal 2004. Income before taxes of $546,059 also increased, up $225,605 from Fiscal 2004. Income after taxes increased in fiscal 2005 to $353,357 or 8.2% of net sales from $198,528 or 4.9% of net sales in Fiscal 2004.

While Fiscal Year 2005 sales increased 6% over Fiscal 2004, the cost of sales in Fiscal 2005 decreased 7% to $2,987,861 resulting in a gross margin of 31.7% compared to $3,207,329 and a gross margin of 21.2% in Fiscal 2004. This reduction was in large part due to a significant reduction in manufacturing expenses and raw material consumption. General and administrative expenses increased to $719,759 or 17.0% of net sales from $609,361 or 15% of net sales in Fiscal 2004. These expenses were higher in Fiscal 2005 principally because of increased office personnel, expenses associated with Sarbanes/Oxley compliance, and additional expenses associated with the Company's decision to go private. Interest and other income increased to $137,446 in Fiscal 2005, up 28% from

                                     9
$107,450 in Fiscal 2004. Income taxes increased to $197,045 in Fiscal 2005 compared to $121,926 in Fiscal 2004. This increase was the result of the increase in operating net income for the year compared to Fiscal 2004.

Sales to our two principal customers are expected to increase in Fiscal 2006, reflecting the increased airplane production at Boeing, Gulfstream, Embraer, Dassault and Raytheon. We expect first quarter revenues of Fiscal 2006 to be approximately $1 million and the second quarter results to increase slightly. We anticipate overall sales to increase somewhat due to an improved business aircraft market and, to a lesser extent, a modest increase in 737 and 777 airplane production by Boeing.

We anticipate that the backlog will fluctuate between $1,000,000 to $1,300,000 in Fiscal 2006, assuming that we are able to book new business at the rate we are able to deliver products to our customers. Of this backlog of orders existing at year end, we expect to deliver 85% within the first half of Fiscal Year 2006.

Compliance costs are expected to grow this year as more internal controls are initiated pursuant to regulations promulgated under the Sarbanes/Oxley Act. We also expect increased costs associated with marketing and sales as the Company places a greater emphasis on customer contact.

FISCAL 2004

Our net sales in the fourth quarter of 2004 increased to $1,208,000, up 31% from the same period in the prior year and up 17% from the third quarter, resulting in net operating income of $232,600 and a net profit of $155,700 for the quarter. This significant increase in the fourth quarter was driven in large part by the temporary operational requirements of our two largest customers, rather than an overall improvement in the avionics market. During the fourth quarter of Fiscal 2004, we booked $1,481,000 in new orders, up 37% from the $1,074,000 in new orders booked in the third quarter. Despite an increase in sales in the fourth quarter, our backlog of orders also increased to $1,465,000 at the end of the year compared with $1,350,000 at the end of Fiscal 2003.

Overall, fiscal 2004 sales and profits increased by comparison with Fiscal Year 2003. Net sales of $4,067,800 increased by $219,600 and net operating income of $213,000 increased by $200,000 from Fiscal 2003. Overall net income increased to $198,500, up $136,200 from Fiscal 2003. Our backlog of orders at the end of Fiscal 2004 was approximately $115,000 higher than at the end of Fiscal 2003.

INFLATION

During the three year period that ended on October 29, 2005, inflation did not have a material effect on our operating results.

STATUS OF GOING PRIVATE TRANSACTION

On September 1, 2004, the Company's board of directors approved a reverse stock split pursuant to which: (i) each 2,000 shares of the Company's

                                      10
outstanding common stock would be converted into one share of new common stock; and (ii) the Company would pay cash for fractional shares that result from the reverse stock split at the rate of $4.75 per share of existing common stock.

When consummated, the reverse stock split would reduce the number of the Company's stockholders below 300, after which the Company intends to de-register its common stock with the United States Securities and Exchange Commission and cease being a publicly traded company. The Company estimates the aggregate cost of the reverse stock split to be approximately $1.1 million, including the cost of acquiring shares of stock and transaction expenses. The reverse stock split was adopted as an amendment to the Company's Certificate of Incorporation by consent of more than two-thirds of the Company's stockholders on September 1, 2004.

The Company continues to evaluate its business prospects, the costs and results of the de-registration process as well as the overall longer term strategies and objectives. It has not been fully determined whether to proceed further with the implementation of the reverse stock split or to consider other methodologies of reducing the costs of remaining a public company. Pending such further consideration, it has taken no further action on the September 1, 2004 initiative.

COMPANY RISK FACTORS

An investment in our common stock involves investment risks. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

1. Most of our commercial aircraft display products are for use in Boeing aircraft. The impact of Boeing's sales on the Company is difficult to project with a high degree of accuracy. But we do know that Boeing has announced the termination of production of the 757 in 2005 and the 717 in 2006, and that the newly announced Boeing 787 scheduled for delivery in 2008 will utilize proprietary cockpit displays of a sole source avionics vendor which currently does not purchase instrument glass from us for these kinds of displays.

2. The future market for our business aircraft instrument glass presently appears to be stable. However, the Company has had to hold pricing on several major product offerings to maintain good customer relations. This ultimately causes an erosion of profit margins unless more productive and efficient means of production are implemented.

3. The military market for our products is also shrinking because the military is investing in un-manned vehicles for surveillance and reconnaissance as well as using fewer and larger flight displays including rear projection displays that do not use our instrument glass.

4. Our product offerings are concentrated. During Fiscal 2005 we derived 95% of our revenues from instrument glass used for avionics and related aerospace products.

5. Our revenues come from a limited number of customers.

                                      11
6. For a major portion of our business, we rely on raw materials exclusively manufactured in Japan. An interruption of supplies from Japan would have a significant impact on sales and our ability to support our customers.

7. Our success depends on the efforts and expertise of our President, Anderson L. McCabe. He is our chief executive officer, our chief financial officer and our principal marketing officer. His death, disability or termination of employment would adversely affect the future of our Company. We do not have employment contracts with Mr. McCabe or other management personnel. We do not maintain key man life insurance on Mr. McCabe or other key personnel.

8. Our future revenue may change from quarter to quarter which may cause our operating results to decline. Our revenue may vary due to a number of factors: - Reduced demand for our avionics related instrument glass;
- Aggressive price competition by our competitors;  - The introduction
of alternate display products which do not   utilize our products,
such as rear projection displays; - Overdue deliveries to our customers; and - Operational plans of our customers.

9. The market for our products is very competitive.

10. The technology being used for aircraft instruments is changing very rapidly. The type and amount of instrument glass we sell are subject to changes in display technology and in ongoing reductions in the number of displays used in aircraft, both new and used. A switch to the use of rear projection displays could render our products obsolete. We are adapting to new customer requirements and preferences. Our future survival and success depends on our manufacturing high quality and low cost instrument glass for the aircraft industry. If we fail to keep pace with new technologies and means of manufacturing, our core products might become obsolete and our Company uncompetitive.

11. Our industry is subject to significant risk from outside influences, such as terrorist attacks (9/11) and biological epidemics (SARs and Avian flu outbreaks in Asia). Other factors that may in the future influence our industry are inflation, changes in diplomatic and trade relations with other countries, political and economic stability, tariffs, trade barriers and other regulatory barriers.

12. Purchase orders from our customers may include extensive product warranties. Accordingly, warranty claims may have an adverse effect on our operating results.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated December 14,2005, are filed as part of this report starting on page 21 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                       12
ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on an evaluation on December 13, 2005, our principal executive officer and principal accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14( c ) and 15d-14( c ) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

We did not initiate any significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION REGARDING EXECUTIVE OFFICERS AND DIRECTORS

Our Directors serve until the next annual meeting of stockholders, or until their successors have been elected. Our officers serve at the pleasure of the Board of Directors.

Anderson L. McCabe, 50 years old, is our President, Chief Executive Officer and Chief Financial Officer. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as Process Engineer with managerial responsibilities. In 1986 he became our president. He has been director of the Company since 1987.

Arthur J. Kania, 73 years old, is our Secretary He is not active in our day-to-day operations. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 50 years old, has been a director of the Company since 1987. He is a principal of Trikan Associates (real estate ownership and management-investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).


                                    13
SECTION 16(A)   BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and any person owning ten percent or more of the Company's common stock, to file in their personal capacities initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership arrangements are required by SEC regulation to furnish to the Company copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Company's information statement. Based solely on the Company's review of copies of such statements received by its, and on representations from, the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, the Company believes that all such statements were timely filed in 2005.

BOARD MEETINGS AND COMMITTEES

Audit Committee and Audit Committee Financial Expert

Our Board of Directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our Board of Directors does not have an independent director. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Board Meetings; Nominating and Compensation Committees

Our directors and officers do not receive remuneration from us unless approved by the Board of Directors or pursuant to an employment contract. We do not have any employment contract currently in place. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated fixed compensation as director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefore. A total of $2,500 has been paid to each director for services as director during the last fiscal year.

We are not a "listed company" under SEC rules and are therefore not required to have a compensation committee or a nominating committee. We do not currently have a compensation committee. Our Board of Directors

                                       14
is currently comprised of only three members, one of whom acts as Chief Executive Officer and Chief Financial Officer.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth on an accrual basis for the fiscal years shown, the remuneration of the sole compensated executive officer of the Company.

Summary Compensation Table

Officer's Salary 2005  Base Salary  Other Compensation  Bonus   Total
Anderson L. McCabe     $75,000      $2,500*           $25,000 $102,500
President
Officer's Salary 2004
Anderson L. McCabe     $75,000      $2,500*           $15,000  $92,500
           *Annual Retainer as Director

DIRECTOR COMPENSATION FOR 2005 FISCAL YEAR
Cash Compensation
Name                   Annual Retainer Meeting Fees Consulting Fees Other Fees

Anderson L. McCabe      $2,500          $0                 $0         $0
Arthur J. Kania         $2,500          $0                 $0   *$62,043
Arthur J. Kania, Jr.    $2,500          $0                 $0         $0
*  See Certain Transactions and Relationships below.

OPTION/SAR GRANTS

The Company did not grant stock options or stock appreciation rights during Fiscal Year 2005, nor does it have any of such rights outstanding from prior years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The following table sets forth common stock ownership information as of the record date with respect to (i)each person known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock;(ii)each of our directors and executive officers.

Name and Address of                Amount and Nature of    Percent of
Beneficial Owner                   Beneficial Owner        Class

Arthur John Kania Trust 3/30/67           510,853            66%
Suite 525, Two Bala Plaza
333 City Avenue
Bala Cynwyd, PA 19004

Security Ownership of Directors and Officers:

Name and Address of                Amount and Nature of    Percent of
Beneficial Owner                   Beneficial Owner        Class


                                     15
Anderson L. McCabe                          1,064(1)          *
P.O. Box 221
1912 Bannard Street
Riverton, N.J. 08077

Arthur J. Kania                            23,723(1)          3%
Suite 525, Two Bala Plaza
Bala Cynwyd, PA 19004

Arthur J. Kania, Jr.                            0(1)          *
Suite 525, Two Bala Plaza
Bala Cynwyd, PA 19004

Directors and Officers As a Group          24,787(1)         3%
*Less than 1% of the outstanding Common Stock

1. Excludes 510,853 shares (66% of the outstanding shares) owned by a trust for the benefit of Arthur J. Kania's children and a total of 10,000 shares (1.3% of the outstanding shares) owned by separate trusts for the benefit of each of Arthur J. Kania's grandchildren. Mr. Kania has no voting power with respect to such securities and disclaims beneficial ownership in all such shares. Mr. McCabe, husband of a beneficiary of the trust, disclaims beneficial ownership in all such shares. Arthur J. Kania, Jr., a son of Arthur J. Kania, is a beneficiary of the first aforementioned trust and father of beneficiaries of the second aforementioned trusts, but has no power to vote such shares in said trusts and is not a beneficial owner under the applicable rules.

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

During Fiscal year 2005, we incurred legal fees of $62,043.50 to the firm Of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the Senior partner. Mr. Kania does not share or participate in fees generated from the Company.

During Fiscal Year 2005, we incurred consulting fees of $26,697.44 to Sandra McCabe, the wife of our President. This consulting relationship was terminated as of the end of Fiscal 2005 and no such fees have been paid or accrued for the current year.

PART IV

ITEM 13. EXHIBITS

The following exhibits are incorporated by reference or included as part of this report:




                                        16
Exhibit Number  Description

3.1; 3.2 Articles of Incorporation and By-Laws incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC for its fiscal year ended November 1, 1997 starting on page 22.

21. List of Subsidiaries incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC for its fiscal year ended November 1, 1997 starting on page 54.

31. Certification pursuant Section 302 of the Sarbanes Oxley Act included as an exhibit to this Form 10KSB.

32. Certification pursuant to Section 906 of the Sarbanes Oxley Act included as an exhibit to this Form 10KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Type                         2004                   2005
Audit Fees:                   $21,000                $24,434
Review of Schedule 14C filing:     $0                 $1,539
Tax Fees                           $0                     $0
Other Fees                         $0                     $0

 (1) AUDIT FEES

The aggregate fees billed or accrued for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17
CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $21,000 for the fiscal year ended October 30, 2004 and $24,434 for the Fiscal Year ended October 29, 2005.

(2) AUDIT-RELATED FEES

A fee of $1,539 relates to the review of a Company SEC filing in 2005 which was reasonably related to the performance of the audit or review of the Company's financial statements.

(3) TAX FEES

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) ALL OTHER FEES

There was no fee billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.



                                       17
RE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's Board of Directors acting as the audit committee.

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPT-SCIENCES CORPORATION

 By:_______________________________________ Anderson L. McCabe President

Date: January 30, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                     DATE


Anderson L. McCabe          President,           January 30, 2006
                            CEO, CFO
                            and Director


Arthur J. Kania             Secretary            January 30, 2006
                            and
                            Director


Arthur J. Kania, Jr.        Director             January 30, 2006


Lorraine Domask             Chief Accountant     January 30, 2006


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


                                       18
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures on December 13, 2005 (the "Evaluation Date"); and

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

Date: January 30, 2006

 /s/Anderson L. McCabe

Anderson L. McCabe President, Chief Executive Officer and Chief Financial
Officer




                                       19
SECTION 906 CERTIFICATION

I, Anderson L. McCabe, Chief Executive Officer and Chief Financial Officer of OPT-SCIENCES CORPORATION (the "Company"), certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10KSB of the Company for the fiscal year ended October 29, 2005 (the "Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 30, 2006

                           By:/s/Anderson L. McCabe Anderson L. McCabe,
Chief Executive Officer and Chief Financial Officer






































                                       20

                     Opt-Sciences Corporation and Subsidiary

                             Financial Statements

                  Years Ended October 29, 2005 and October 30, 2004

                               TABLE OF CONTENTS

                                                                      PAGE

Report of Independent Registered Public Accounting Firm ................22

Consolidated Balance Sheets.............................................23

Consolidated Statements of Operations...................................25

Consolidated Statements of Stockholders' Equity and Comprehensive
Income..................................................................26

Consolidated Statements of Cash Flow....................................27

Notes to Consolidated Financial Statements..............................28

































                                          21
Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of October 29, 2005 and October 30, 2004 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the two year period ended October 29, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of October 29, 2005 and October 30, 2004 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 29, 2005 in conformity with U.S. generally accepted accounting principles.



 Goff, Backa, Alfera & Company, LLC

Pittsburgh, Pennsylvania

December 14, 2005








                                      22
                         Opt-Sciences Corporation
                        Consolidated Balance Sheets
ASSETS

                                              October 29,   October 30,
                                                  2005         2004
CURRENT ASSETS

Cash and cash equivalents                    $ 5,356,228    $ 4,770,451
Trade accounts receivable                        587,028        577,077
Inventories                                      398,063        444,726
Prepaid expenses                                  28,715         18,888
Loans and exchanges                                4,628          5,615
Deferred income taxes                             36,174            -0-
Marketable securities                          1,273,121      1,148,765

   Total current assets                        7,683,957      6,965,522

PROPERTY AND EQUIPMENT

Land                                             114,006        114,006
Building and improvements                        448,342        448,342
Machinery and equipment                        1,381,376      1,692,263
Small tools                                       53,580         53,580
Furniture and fixtures                             8,624          8,624
Office equipment                                  61,124         53,376
Automobiles                                       85,605         60,100

    Total property and
      equipment                                2,152,657      2,430,291

Less: accumulated depreciation                 1,450,054      1,455,935

       Net property and
         equipment                               702,603        974,356

OTHER ASSETS

Deposits                                           2,837          2,837

     Total assets                          $   8,389,397  $   7,942,715















                                     23
                        Opt-Sciences Corporation
                      Consolidated Balance Sheets

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                          October 29,     October 30,
                                              2005           2004
CURRENT LIABILITIES

Accounts payable - trade                         $62,451       $108,563
Accrued income taxes                             231,141         84,623
Deferred income taxes                                -0-         43,620
Other current liabilities                        219,108        168,589

 Total current liabilities                       512,700        405,395


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.25 per share - authorized
and issued 1,000,000 shares                      250,000        250,000
Additional paid in capital                       272,695        272,695
Retained earnings                              7,573,422      7,224,408
Accumulated other comprehensive income:
Unrealized holding (loss)
on marketable securities                         (32,202)       (22,565)
Less treasury stock at cost -
224,415 shares                                  (187,218)      (187,218)


  Total stockholders' equity                   7,876,697      7,537,320

      Total liabilities and
        stockholders' equity                  $8,389,397      $7,942,715





















                                         24
                             Opt-Sciences Corporation
                        Consolidated Statements of Operation


                                 Fiscal Year Ended      Fiscal Year Ended
                                 October 29, 2005       October 30, 2004
                                    (52 weeks)             (52 weeks)
NET SALES                                 $ 4,323,241       $ 4,067,838
COST OF SALES                               2,987,861         3,207,329
Gross profit on sales                       1,335,380           860,509

OPERATING EXPENSES
Sales & delivery                               42,110            38,144
General and administrative                    719,759           609,361
Impairment loss                               164,898               -0-
   Total operating expenses                   926,767           647,505
 Operating income                             408,613           213,004

OTHER INCOME                                  137,446           107,450
Income before taxes                           546,059           320,454
FEDERAL AND STATE
INCOME TAXES                                  197,045           121,926
Net income                                    349,014           198,528

EARNINGS PER SHARE OF
COMMON STOCK                                     0.45              0.26

Weighted average number
of shares                                     775,585           775,585



























                                       25

                            Opt-Sciences Corporation
               Consolidated Statements of Stockholders' Equity
                          and Comprehensive Income




                                            Accumulated
                                            Other
             Common    Paid-in    Retained  Comprehensive  Treasury
             Stock     Capital    Earnings  Income         Cost      Total

BALANCE
NOVEMBER 1,
2003         $250,000  $272,695  $7,025,880  $(23,950)  $(187,218) $7,397,387

Net income
for fiscal
year ended
October 30,
2004                                198,528                           198,528

Unrealized holding gains on
securities arising during period,
net of tax of $1,045                           1,385                    1,385

TOTAL COMPREHENSIVE INCOME                                            199,913

BALANCE
OCTOBER 30,
2004         $250,000  $272,695  $7,224,408  $(22,565)  $(187,218) $7,537,320

Net income for fiscal year
ended October 29, 2005              349,014                           349,014

Unrealized holding losses on
securities arising during period,
net of tax of $7,271                           (9,637)                 (9,637)

TOTAL COMPREHENSIVE INCOME                                            339,377

BALANCE
OCTOBER 29,
2005         $250,000  $272,695  $7,573,422  $(32,202)  $(187,218) $7,876,697











                                     26
                            Opt-Sciences Corporation
                       Consolidated Statements of Cash Flows

                                   Fiscal Year Ended       Fiscal Year Ended
                                   October 29, 2005        October 30, 2004
                                     (52 weeks)               (52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                             349,014                  $198,528

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                           156,686                   158,228
Loss (gain) on sale of securities        6,621                   (14,745)
Impairment loss                        164,898                       -0-
Deferred income taxes                  (72,523)                   31,082

Decrease (increase) in:
Accounts receivable                     (9,951)                   21,330
Inventories                             46,663                     5,695
Prepaid expenses                        (9,827)                    2,805
Prepaid income taxes                       -0-                    61,775
Loans and exchanges                        987                    (4,615)

(Decrease) increase in:
Accounts payable                       (46,112)                   45,668
Accrued income taxes                   146,518                    84,623
Other current liabilities               50,519                    (3,939)

   Net cash provided
     by operating activities           783,493                   586,435

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment   (49,831)                   (29,865)
Purchases of securities              (284,196)                  (298,159)
Proceeds from sale of securities      136,311                    284,624

   Net cash (used)
     by investing activities         (197,716)                   (43,400)

Increase in cash                    $ 585,777                  $ 543,035

Cash and cash equivalents
   at beginning of year             4,770,451                  4,227,416

Cash and cash equivalents
   at end of period                $5,356,228                 $4,770,451

SUPPLEMENTAL DISCLOSURES:

Interest paid $                           -0-  $                     -0-
Income taxes paid                   $ 123,050                  $ (55,101)

                                        27
                   OPT-Sciences Corporation and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OPT-Sciences Corporation and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

Line of Business and Credit Concentration

The Company, through its wholly owned subsidiary, is engaged in grinding, polishing, coating and painting of optical glass for the custom fabrication of precision optical components for aircraft cockpit instruments. The Company grants credit to companies within the aerospace industry.

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












                                   28
                      OPT-Sciences Corporation and Subsidiary
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $22,530 and $25,870 for the years ended October 29, 2005 and October 30, 2004, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.












                                    29
                  OPT-Sciences Corporation and Subsidiary
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Inventories

Inventories consisted of the
following:
                                             October 29,           October 30,
                                                2005                  2004

Finished goods                               $  62,470               $ 87,299

Raw materials
and supplies                                   122,165                137,211

Work in progress                               213,428                220,216

                                             $ 398,063              $ 444,726

NOTE 3- Marketable Securities

                                               Gross         Gross
                                Amortized    Unrealized    Unrealized    Fair
                                  Cost         Gains         Losses     Value

October 30, 2004
  Common stock                  $ 204,807    $ 28,165     $   -0-   $ 232,972
  Preferred stock                 588,723         -0-        (608)    588,115
  Municipal bonds                  82,244         -0-        (439)     81,805
  Mutual funds                    312,578         -0-     (66,705)    245,873

                               $1,188,352    $ 28,165   $ (67,752) $1,148,765

October 29, 2005
  Common stock                  $ 183,373    $ 32,892     $   -0-   $ 216,265
  Preferred stock                 738,723         -0-     (17,529)    721,194
  Municipal bonds                  82,244         -0-      (3,862)     78,382
  Mutual funds                    325,276         -0-     (67,996)    257,280

                               $1,329,616    $ 32,892   $ (89,387) $1,273,121

Sales of securities available for sale during the years ended October 29, 2005 and October 29, 2004 were as follows:

                                                2005                 2004
Proceeds from sales                         $ 136,311               $ 284,624

Gross realized gains                        $  21,109                $ 17,441

Gross realized losses                       $  27,730                $  2,696






                                      30
                      OPT-Sciences Corporation and Subsidiary
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Income Taxes

The income tax expense of the Company consists of the following:
                                                   2005                2004
Current tax expense:
  Federal                                        $214,212            $64,646
  State                                            55,356             26,198
  Total                                           269,568             90,844

Deferred tax expense:
  Federal                                         (59,018)             24,391
  State                                           (13,505)              6,691
  Total                                           (72,523)             31,082
  Income Tax Expense                            $ 197,045            $121,926

At October 29, 2005, the Company had a deferred tax asset of $87,236 and a deferred tax liability of $51,062, resulting in a net deferred tax liability of $36,174.

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

At October 29, 2005, the Company had capital loss carry forwards of $130,212 expiring in 2006 through 2008. Of these losses, an amount equal to $31,355 plus capital losses from this year of $6,621 is deemed to be usable before expiration.

NOTE 5 - Major Customers

Two customers accounted for $2,584,931 of net sales during the year ended October 29, 2005. The amount due from these customers, included in trade accounts receivable, was $223,295 on October 29, 2005.

Two customers accounted for $2,535,320 of net sales during the year ended October 30, 2004. The amount due from these customers, included in trade accounts receivable, was $113,432 on October 30, 2004.











                                      31
                     OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Concentration of Credit Risk of Financial Instruments
The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was $4,870,782 on October 29, 2005.

NOTE 7 - Related Party Transactions
During fiscal years 2005 and 2004, the Company incurred legal fees of $62,044 and $22,250, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner. Of the legal fees, $37,000 and $22,250 were included in accounts payable at October 29, 2005 and October 30, 2004, respectively.

During the fiscal years 2005 and 2004, the Company paid consulting fees of $26,697 and $31,194 respectively, to the wife of the Company's President. This consultant relationship was terminated as of October 29, 2005.

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

When consummated, the reverse stock split would reduce the number of the Company's stockholders below 300, after which the Company intends to de-register its common stock with the United States Securities and Exchange Commission and cease being a publicly traded company. The Company estimates the aggregate cost of the reverse stock split to be approximately $1.1 million, including the cost of acquiring shares of stock and transaction expenses. The reverse stock split was adopted as an amendment to the Company's Certificate of Incorporation by consent of more than two-thirds of the Company's stockholders on September 1, 2004.

The Company continues to evaluate its business prospects, the costs and results of the de-registration process as well as the overall longer term strategies and objectives. It has not been fully determined whether to proceed further with the implementation of the reverse stock split or to consider other methodologies of reducing the costs of remaining a public company. Pending such further consideration, it has taken no further action on the September 1, 2004 initiative.








                                       32
                    OPT-Sciences Corporation and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Impairment Loss

The Company has a coating unit that was purchased and installed in 2002. This unit has not generated significant revenue to date and is unlikely to do so in the future, without the Company incurring significant costs to repair the unit. Such repairs are not guaranteed to make this unit operable.

It appears that there is no market for the unit other than for scrap. The scrap value is approximately $15,000. Costs for removal of the equipment are estimated to be $15,000 to
$20,000.

Based on these facts, the book value of this equipment has been written down to $0 and an impairment loss of $164,898 has been recognized and is included in operating expenses on the income statement as of October 29, 2005.




































                                      33