Form 10KSB/A
period 2005-10-29
OPT SCIENCES CORP
filed 2006-02-24
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-KSB/A-1

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

RESULTS OF OPERATIONS

FISCAL 2005

During the fourth quarter, we recognized an impairment loss of $164,898 on our Astro coating unit. Nevertheless, sales for the quarter improved significantly over sales in the third quarter, primarily as a result of customer deferred orders from the third quarter related to the Boeing machinist strike. Our net sales in the fourth quarter of 2005 increased to $1,183,000, up 48% from the third quarter but, down 2% from the same period last year resulting in a net operating loss of $27,000 for the fourth quarter which included the impairment loss of $164,898 on our Astro coating unit. During the fourth quarter of Fiscal 2005, we booked $1,028,200 in new orders, up 36% from the $757,000 in new orders booked in the third quarter. However, our increased sales outpaced new orders in the fourth quarter, reducing the backlog of orders to $1,003,200 at the end of the year compared with $1,465,000 at the end of Fiscal 2004.

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