Form 10QSB
period 2006-01-28
OPT SCIENCES CORP
filed 2006-03-31
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2006.

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO _____________.


                       COMMISSION FILE NUMBER: 0-1455


                          OPT-SCIENCES CORPORATION
                 (Name of small business issuer in its charter)

                NEW JERSEY                            21-0681502
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY               08077
  (Address of principal executive offices)               (Zip Code)


                              (856) 829-2800
                         Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                        YES [X]    NO [ ]

Indicate by check mark whether the registrant is a shell company(as defined in
Rule 12b-2 of the Exchange Act).                     YES [ ]    NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Class, Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of January 28, 2006

Transitional Small Business Format (Check one)       YES [ ]    NO [X]



                            TABLE OF CONTENTS

            FORM 10-QSB FIRST QUARTER REPORT - FISCAL YEAR 2006
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                          PAGE

PART I    Financial Information...........................................  3

Item 1.   Financial Statements............................................  3

          Consolidated Balance Sheets - January 28, 2006 (unaudited)
          and October 29, 2005............................................  3

          Consolidated Statements of Income (unaudited) -
          thirteen weeks ended January 28, 2006 and
          thirteen weeks ended January 29, 2005 ..........................  5

          Consolidated Statements of Cash Flows (unaudited)
          thirteen weeks ended January 28, 2006 and
          thirteen weeks ended January 29, 2005...........................  6

          Notes to Consolidated Financial Statements......................  7

Item 2.   Management's Discussion and Analysis or Plan of Operation.......  8

Item 3.   Controls and Procedures......................................... 11

PART II   Other Information............................................... 12

Item 1.   Legal Proceedings............................................... 12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....  12

Item 3.   Defaults Upon Senior Securities................................  12

Item 4.   Submission of Matters to a Vote of Security Holders............. 12

Item 5.   Other Information............................................... 12

Item 6.   Exhibits and Reports on Form 8-K ............................... 13

Signatures ............................................................... 13



                   PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           Opt-Sciences Corporation
                          Consolidated Balance Sheets

ASSETS

                                  January 28, 2006     October 29, 2005
					(unaudited)
CURRENT ASSETS

Cash and cash equivalents             $5,111,403            $5,356,228
Trade accounts receivable                677,968               587,028
Inventories                              387,903               398,063
Prepaid expenses                          28,015                28,715
Loans and exchanges                        4,108                 4,628
Deferred taxes                            24,650                36,174
Marketable securities                  1,326,206             1,273,121

  Total current assets                 7,560,253             7,683,957


PROPERTY AND EQUIPMENT

Land                                     114,006               114,006
Building and improvements                448,342               448,342
Machinery and equipment                1,381,376             1,381,376
Small tools                               53,580                53,580
Furniture and fixtures                     8,624                 8,624
Office equipment                          67,260                61,124
Automobiles                               85,605                85,605

  Total property and
           Equipment                   2,158,793             2,152,657

  Less:  accumulated depreciation      1,479,103             1,450,054

              Net property and
                 Equipment               679,690               702,603


OTHER ASSETS

Deposits                                   2,837                 2,837

Total assets                          $8,242,780            $8,389,397

LIABILITIES AND STOCKHOLDERS' EQUITY


                                        January 28, 2006    October 29, 2005
                                    	(unaudited)
CURRENT LIABILITIES

Accounts payable  trade                  $   54,883            $   62,451
Accrued income taxes                          60,641               231,141
Other current liabilities                    129,945               219,108

  Total current liabilities                  245,469               512,700


STOCKHOLDERS' EQUITY

    Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares               250,000               250,000
    Additional paid in capital		     272,695               272,695
    Retained earnings                      7,678,760             7,573,422
    Accumulated other
     comprehensive income                    (16,926)              (32,202)
    Less treasury stock at cost -
   224,415 shares and 224,415 shares        (187,218)             (187,218)


   Total stockholders' equity              7,997,311             7,876,697

            Total liabilities and
               stockholders' equity       $8,242,780            $8,389,397

                         Opt-Sciences Corporation
       Consolidated Statements of Income and Retained earnings(unaudited)



                              Thirteen Weeks          Thirteen Weeks
                                   Ended                   Ended
                             January 28, 2006        January 29, 2005


NET SALES                       $1,014,825               $1,103,415

COST OF SALES                      676,128                  777,210

Gross profit on sales              338,697                  326,205


OPERATING EXPENSES

Sales & delivery                    10,007                    7,097
General and administrative         197,043                  219,024

 Total operating expenses          207,050                  226,121

 Operating income                  131,647                  100,084

OTHER INCOME                        53,191                   31,122

 Income before taxes               184,838                  131,206

FEDERAL AND STATE
  INCOME TAXES                      79,500                   56,400

 Net income                        105,338                   74,806

RETAINED EARNINGS -
  beginning of period            7,573,422                7,224,408

RETAINED EARNINGS -
  end of period                 $7,678,760               $7,299,214


EARNINGS PER SHARE OF
  COMMON STOCK                       $0.14                    $0.10

Average shares of stock
  Outstanding                      775,585                  775,585

                               Opt-Sciences Corporation
                      Consolidated Statements of Cash Flows (unaudited)


                                       Thirteen Weeks         Thirteen Weeks
                                          Ended                  Ended
                                      January 28, 2006      January 29, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $105,338               $74,806

Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation                               29,049                38,560
Loss on sale of securities                     16                 1,843

Decrease (increase) in:
Accounts receivable                       (90,940)             (223,334)
Inventories                                10,160               (22,186)
Prepaid expenses                              700                (5,475)
Loans and exchanges                           520                 1,060

(Decrease) increase in:
Accounts payable                           (7,568)              (48,473)
Accrued income taxes                     (170,500)               (8,600)
Other current liabilities                 (89,163)              (26,283)

Net cash (used) by
         operating activities            (212,388)             (218,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment        (6,136)                   -0-
Purchases of securities                   (26,321)             (142,063)
Sales of securities                            20                 9,480

Net cash (used) by investing activities   (32,437)             (132,583)

(Decrease) in cash                       (244,825)             (350,665)

Cash and cash equivalents
at beginning of period                  5,356,228             4,770,451

Cash and cash equivalents
at end of period                       $5,111,403            $4,419,786

SUPPLEMENTAL DISCLOSURES:

Income taxes paid                        $250,000               $65,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2006. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 29, 2005 together with the auditors' report filed under cover of the Company's 2005 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:

                                    January 28, 2006   October 29, 2005
                                      (Unaudited)

      Finished goods                    $ 60,860          $ 62,470
      Raw materials and supplies         119,044           122,165
      Work in progress                   207,999           213,428

            Total Inventory             $387,903          $398,063

End of quarter inventories are stated at the lower of cost (first-in, first-out) or market and are based on estimates rather than a physical inventory. A physical inventory is conducted at the end of the fiscal year. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. Historically, the Company conducts a physical inventory annually in connection with its audited financial statements and preparation of its Form 10-KSB. The inventory appearing on unaudited quarterly financial statements and in Form 10-QSB is based on estimates derived from the last physical inventory and subsequent verifiable purchases of raw materials, sales of finished products, and product orders in process of completion.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

BUSINESS OF THE COMPANY

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, inventory is estimated quarterly and reconciled at the end of the fiscal year when a detailed audit is conducted (also see Notes to Consolidated Financial Statements, 1. Summary of Significant Accounting Policies, Note 2. Inventories).
                                     -9-

RESULTS OF OPERATIONS

Sales of $1,014,825 for the first quarter of 2006 decreased 8.0% from 2005 first quarter sales of $1,103,415, and decreased 10.4% from $1,132,980 in the fourth quarter of fiscal 2005. This decrease in sales is because of a reduction in customer orders shipped due to ordinary fluctuations in our customers' scheduled requirements. Since all orders are custom manufactured, orders are generally scheduled for delivery based on our customer's need date and not based on our need to make shipments. Changes in quarter to quarter sales are not easily predictable because customer forecasts are not always available nor are they completely reliable.

Cost of sales for the first quarter of 2006 of $676,128 decreased $101,082 from $777,210 for the first quarter of 2005. This decrease in large part is due to ongoing manufacturing cost reduction measures and a decrease in sales for the quarter. Although the gross profit margin of 33% for the first quarter of 2006 has steadily improved since 2004, it may not be sustainable as the Company plans on hiring more technical personnel.

Total operating expenses, including selling, general and administrative expenses, were $207,050 for the first quarter of 2006 compared to $226,121 for the first quarter of 2005. This decrease from the first quarter of 2005 was in a large part due to a decrease in sales and a decrease in costs associated with going private.

Operating income for the first quarter of $132,647 increased 31.5% from 2005 first quarter operating income of $100,084 and increased from a loss of $27,200 in the fourth quarter of 2005. Reasons for the increase over the first quarter of 2005 are due to the ordinary fluctuations in our customer's requirements described above. The operating income loss in the fourth quarter of 2006 was the result of a one time impairment charge of $164,898 associated with the Astro coating equipment.

Other income of $53,191 for the first quarter of 2006 increased compared to $31,122 from first quarter of 2005. This is primarily the result of higher interest rates in the current period and an increase in our cash balance over the prior period.

Net income of $105,338 for the first quarter of 2006 compared to $74,806 for the first quarter of 2005 and $34,703 in the fourth quarter of 2005 as result of the factors described above.

During the first quarter, the Company booked $1,143,800 in new orders compared to $968,700 in new orders booked for the first quarter of 2005 and $1,028,000 in the fourth quarter of 2005. Our backlog of orders stood at $1,132,000 at the end of the first quarter. This backlog is down approximately $198,000 from the end of the 2005 first quarter and up approximately $129,000 from the end of the fourth quarter of 2005. The Company continues its efforts to reduce its overdue orders which represent deferred shipments of approximately $59,000.

We project second quarter sales of approximately $1 million with profitability similar to that of the first quarter. We expect the third quarter revenues and profitability to possibly show some improvement.

FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have decreased $244,825 from the fourth quarter of 2005 and increased $691,617 from the end of the first quarter of 2005. This decrease from the fourth quarter of 2005 was in a large
                                    -10-

part due to an increase in accounts receivable of $90,940 and a decrease in accrued income taxes of $170,500. The increase from the same period last year was largely due to income generated from sales and the sale of securities.
The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.


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

The future market for the Company's aircraft instrument glass is shrinking due to technological obsolescence and the use of larger displays in the cockpit and the new display technologies. Of the new display technologies, rear projection displays cause the most concern to the Company because they do not use components which the Company manufactures. These display types are currently used in many military aircraft applications and utilize a patented cover glass that acts as a rear projection screen. The time frame for this technology migrating to commercial/business avionic displays is currently unpredictable. Larger primary instrument displays are eliminating the need for smaller, specialized and otherwise redundant instruments. As unit volume for displays declines, competition among vendors to maintain market share will become more intense. We expect this competition will take the form of lower prices and shorter delivery times. The opportunities to expand the existing product lines are limited. New electro-mechanical displays which require glass wedges manufactured by the Company are being purchased less frequently than LCD displays which require a simpler, less expensive cover glass. The simpler design opens the market to prospective competitors who do not otherwise have the ability to manufacture glass wedges.

We face increasing competition from established companies that have significantly greater resources. Certain of our competitors enjoy substantial competitive advantages, such as:

  - Greater corporate name recognition, larger marketing budgets and greater resources,
  - Established marketing relationships and access to larger customer bases, and
  - Substantially greater financial, technical and other resources.

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

ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation Of Disclosure Controls And Procedures. Based on his evaluation as of the end of the periods covered by this report, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures referred to in paragraph 4(c) of his Certification included as an exhibit to this report were effective.
                                     -11-
b. Changes In Internal Controls. During the period covered by this report, the Company has not made any change to its internal controls over financial reporting as referred to in paragraph 4(d) of the Certification of the Company's principal executive officer and principal financial officer included as an exhibit to this report that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

From Management's perspective the Company revenues generated from the sale of its products have become less predictable because of lack of firm order commitments and reliable forecasts from its customers. This makes it difficult to predict significant changes in future revenue and profitability. The Company enjoyed unexpected profitability in fiscal 2005 due to higher than expected sales coupled with a significant reduction in operating expenses. However, in 2006 the Company plans to add more engineering support and to spend more capital on research and development of new product offerings.

The Company is continuing to review its plans for operational reorganization, capital expenditure and product diversification.

                                     -12-

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

                                                      OPT-SCIENCES CORORATION

                                                      By: /s/Anderson L. McCabe

                                                      ------------------------
                                                      Anderson L. McCabe
                                                      Chief Executive Officer
                                                      Dated: March 28, 2006
EXHIBIT 31.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:
1. I have reviewed this quarterly report of Opt-Sciences Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Opt-Sciences Corporation as of, and for, the periods presented in this report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Opt-Sciences Corporation and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Opt-Sciences Corporation, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of Opt-Sciences Corporation's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                                     -13-

(d) Disclosed in this report any change in Opt-Sciences Corporation's internal control over financial reporting that occurred during Opt-Sciences Corpor-ation's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Opt-Sciences Corporation's internal control over financial reporting; and
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to Opt-Sciences Corporation's auditors and the audit committee of Opt-Sciences Corporation's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Opt-Sciences Corporation's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Opt-Sciences Corporation's internal control over financial reporting.

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: March 28, 2006

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sabanes-Oxley Act of 2002,18 U.S.C. Section 1350, that:(1)the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended January 28, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: March 28, 2006














                                    -14-
??

??

??

??