Form 10QSB
period 2006-04-29
OPT SCIENCES CORP
filed 2006-06-16
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2006.

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

Class, Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of April 29, 2006

Transitional Small Business Format (Check one)       YES [ ]    NO [X]



                            TABLE OF CONTENTS

            FORM 10-QSB SECOND QUARTER REPORT - FISCAL YEAR 2006
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                          PAGE

                      PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements............................................  3

          Consolidated Balance Sheets - April 29, 2006 (unaudited)
          and October 29, 2005............................................  3

          Consolidated Statements of Income (unaudited) -
          thirteen and twenty-six weeks ended April 29, 2006 and
          thirteen and twenty-six weeks ended April 30, 2005 .............  5

          Consolidated Statements of Cash Flows (unaudited)
          twenty-six weeks ended April 29, 2006 and
          twenty-six weeks ended April 30, 2005...........................  6

          Notes to Consolidated Financial Statements......................  7

Item 2.   Management's Discussion and Analysis or Plan of Operation.......  8
             Cautionary Statement Regarding Forward-Looking Information Executive Summary
             Critical Accounting Policies and Estimates
             Results of Operations
             Financial Condition
             Risks and Uncertainties

Item 3.   Controls and Procedures......................................... 11

                      PART II   OTHER INFORMATION

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

Signatures ............................................................... 13



                   PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                    April 29, 2006     October 29, 2005
	                		(unaudited)
CURRENT ASSETS

Cash and cash equivalents             $5,862,769            $5,356,228
Trade accounts receivable                642,460               587,028
Inventories                              428,630               398,063
Prepaid expenses                          35,044                28,715
Loans and exchanges                        3,573                 4,628
Deferred taxes                            12,390                36,174
Marketable securities                    681,784             1,273,121

  Total current assets                 7,666,650             7,683,957


PROPERTY AND EQUIPMENT

Land                                     114,006               114,006
Building and improvements                449,987               448,342
Machinery and equipment                1,387,814             1,381,376
Small tools                               53,580                53,580
Furniture and fixtures                     8,624                 8,624
Office equipment                          70,270                61,124
Automobiles                               85,605                85,605

  Total property and
           Equipment                   2,169,886             2,152,657

  Less:  accumulated depreciation      1,509,162             1,450,054

              Net property and
                 Equipment               660,724               702,603


OTHER ASSETS

Deposits                                   4,355                 2,837

Total assets                          $8,331,729            $8,389,397

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                          April 29, 2006    October 29, 2005
                                    	(unaudited)
CURRENT LIABILITIES

Accounts payable  trade                  $    87,999            $   62,451
Accrued income taxes                             707               231,141
Other current liabilities                    136,435               219,108

  Total current liabilities                  225,141               512,700


STOCKHOLDERS' EQUITY

    Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares               250,000               250,000
    Additional paid in capital		     272,695               272,695
    Retained earnings                      7,771,786             7,573,422
    Accumulated other
     comprehensive income                    (   675)              (32,202)
    Less treasury stock at cost -
   224,415 shares and 224,415 shares        (187,218)             (187,218)


   Total stockholders' equity              8,106,588             7,876,697

            Total liabilities and
               stockholders' equity       $8,331,729            $8,389,397

                          Opt-Sciences Corporation
       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS(unaudited)


                  Thirteen Weeks  Thirteen Weeks   Twenty-Six     Twenty-Seven
                      Ended          Ended         Weeks Ended    Weeks Ended
                  April 29, 2006  April 30, 2005  April 29, 2006  April 30, 2005


NET SALES             $  990,403    $  1,287,058     $  2,005,228 $ 2,390,473

COST OF SALES            690,314         857,752        1,366,442   1,634,962

Gross profit on sales    300,089         429,306          638,786     755,511


OPERATING EXPENSES

Sales & delivery           9,793           6,603           19,800      13,700
General and
  administrative         162,342         135,798          359,385     354,822

 Total operating
   expenses              172,135         142,401          379,185     368,522

 Operating income        127,954         286,905          259,601     386,989

OTHER INCOME              35,272          35,560           88,463      66,682

 Net income
       before taxes      163,226         322,465          348,064     453,671

FEDERAL AND STATE
  INCOME TAXES            70,200         138,600          149,700     195,000

 Net income               93,026         183,865          198,364     258,671

RETAINED EARNINGS -
  beginning of period  7,678,760       7,299,214        7,573,422   7,224,408

RETAINED EARNINGS -
  end of period     $  7,771,786    $  7,483,079     $  7,771,786 $ 7,483,079


EARNINGS PER SHARE OF
  COMMON STOCK              0.12            0.24             0.25        0.33

Average shares of stock
  outstanding           775,585         775,585          775,585      775,585

                               Opt-Sciences Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                      Twenty-six Weeks      Twenty-six Weeks
                                           Ended                 Ended
                                      April 29, 2006        April 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $198,364              $258,671

Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation                               59,108                76,972
Loss (gain) on sale of securities          22,496                (6,027)

Decrease (increase) in:
Accounts receivable                       (55,432)             (234,680)
Inventories                               (30,567)               24,404
Prepaid expenses                           (6,329)               (8,329)
Loans and exchanges                         1,055                 1,336

(Decrease) increase in:
Accounts payable                           25,548               (40,256)
Accrued income taxes                     (230,434)               89,950
Other current liabilities                 (82,673)              (48,049)

Net cash (used) provided by
         operating activities             (98,864)              113,992

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment       (17,229)                 (970)
Deposits                                   (1,518)                  -0-
Purchases of securities                   (26,676)             (174,017)
Sales of securities                       650,828                55,469

Net cash provided (used) by
         investing activities             605,405              (119,518)


Increase (decrease) in cash               506,541                (5,526)

Cash and cash equivalents
at beginning of period                  5,356,228             4,770,451

Cash and cash equivalents
at end of period                       $5,862,769            $4,764,925

SUPPLEMENTAL DISCLOSURES:

Income taxes paid                        $380,912              $105,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first two quarters of the Company's fiscal year 2006. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 29, 2005 together with the auditors' report filed under cover of the Company's 2005 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:

                                     April 29, 2006   October 29, 2005
                                      (Unaudited)

      Finished goods                    $ 67,266          $ 62,470
      Raw materials and supplies         131,470           122,165
      Work in progress                   229,894           213,428

            Total Inventory             $428,630          $398,063

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


5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement were adopted June 15, 2005. The adoption of this statement is not expected to have a material impact on theCompany's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD - LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions.
Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding these factors in our 2005 Form 10-K, including in the Company Risk Factors section. Our forward-looking statements may also be subject to other risks and uncertainties including those discussed in the Risks and Uncertainties section of this Quarterly Report or in our other filings with the SEC.

   -Uncertainties about the future demand for the Company's products; -Risks associated with dependence on a few major customers;
   -The timing and completion of significant orders; and -The performance and reliability of the Company's vendors.

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional aircraft market and to a lesser degree the military aircraft market. We recorded second quarter sales of $990,403 and net income of $93,026. Sales are down 2.4% and net income is down 11.0% from the first quarter of 2006 due to a decline in our customers' glass requirements. Sales and net income are down 23.0% and 49.4.0% respectively from the second quarter of 2005. This relatively large decline was not wholly unexpected because we had experienced an unusual increase in orders during the second quarter of 2005. Our backlog of unshipped orders at the end of the second quarter of 2006 increased to $1,376,000, a 6% increase over the end of the first quarter. This is also a 7% increase over unshipped orders at the end of the second quarter of 2005. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our need to make shipments. Changes in quarter to quarter sales are not easily predictable because customer forecasts are not always available nor are they completely reliable such as in this quarter. Since the Company has two customers that together represent over 50% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter. When one of these customers defers a sizable order, sales for the following quarter often rebound as the customer replenishes its inventory. Based on our understanding of the industry and the needs of our customers, we fully expect to complete and ship 90% of our current backlog of unshipped orders before the end of fiscal 2006.
If we do so, we expect third quarter sales to reach $1,100,000.
In addition, we project revenues this fiscal year at over $4,000,000, unless there is an unanticipated downturn in demand for the Company's products, or there is a critical problem with the Company's suppliers of such specialty components, such as polarizers, adhesives or etched glass, each of which is currently sole sourced.



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

RESULTS OF OPERATIONS

NET SALES
Net sales of $990,403 for the second quarter of 2006 decreased 23.0% from 2005 second quarter sales of $1,287,058, and decreased 2.4% from $1,014,825 in the first quarter of fiscal 2006. This decrease in sales from the first quarter is due in large part to an unexpected temporary reduction in demand by one of our largest customers. The decline from the same period last year was to some extent anticipated because during that period last year a major customer substantially increased orders in connection with the nonrecurring consolidation of two of its manufacturing sites which use our products.

COST OF SALES
Cost of sales for the second quarter of 2006 of $690,314 decreased $167,438 from $857,752 for the second quarter of 2005. This decrease is in a large part due to the decrease in sales from the same quarter last year. Cost of sales increased $14,186 or 2.1% from the first quarter. The gross profit margin of 30% for the second quarter of 2006 has dropped from the 33% for the first quarter primarily because of a reduction in economies of scale in manufacturing resulting from the lower sales. This margin may not be sustainable as the Company plans on hiring additional technical personnel. Cost of sales is comprised of raw material, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GENERAL AND ADMINISTRATIVE
Total operating expenses, including selling, general and administrative expenses, were $172,135 for the second quarter of 2006 compared to $142,401 for the first quarter of 2005 and $207,050 for the first quarter of 2006. This decrease from the second quarter of 2005 was in a large part due to a decrease in sales and a decrease in costs associated with going private. Our general, and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
Operating income for the second quarter of $127,954 decreased about 55% from 2005 second quarter operating income of $286,905 and decreased 3% from $131,647 in the first quarter of 2006. Reasons for the decrease over the second quarter of 2005 are due to lower sales and the associated lower economies of scale.

OTHER INCOME
Other income of $35,272 for the second quarter of 2006 decreased compared to $35,560 from first quarter of 2005.

NET INCOME
Net income of $93,026 for the second quarter of 2006 compared to $183,865 for the second quarter of 2005 and $105,338 in the first quarter of 2006 as result of the factors described above.

BACKLOG OF ORDERS
During the first quarter, the Company booked $1,234,100 in new orders compared to $1,157,000 in new orders booked for the second quarter of 2005 and $1,143,800 in the first quarter of 2006. Our backlog of unshipped orders stood at $1,376,000 at the end of the second quarter. This backlog is up approximately $77,100 from the end of the 2005 second quarter and up approximately $90,300 from the end of the first quarter of 2006.

FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have increased $751,366 from the first quarter of 2006 and increased $1,097,844 from the end of the second quarter of 2005. This increase from the first quarter of 2006 was in a large part due primarily because of the sale of marketable securities. The increase from the same period last year was also due to the same reasons. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.

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

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: June 15, 2006

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

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: June 15, 2006














                                    -14-
??

??

??

??