Form 10QSB
period 2006-07-29
OPT SCIENCES CORP
filed 2006-09-19
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 29, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE
 TRANSITION PERIOD FROM ______________ TO _____________.


                       COMMISSION FILE NUMBER: 0-1455


                          OPT-SCIENCES CORPORATION
                 (Exact name of small business issuer in its charter)

                NEW JERSEY                             21-0681502
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)                Identification No.)

         1912 BANNARD STREET, CINNAMINSON, NEW JERSEY  08077
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

Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of July 29, 2006

Transitional Small Business Format (Check one)                 YES [ ]  NO [X]



TABLE OF CONTENTS

FORM 10-QSB THIRD QUARTER REPORT - FISCAL YEAR 2006
OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                          PAGE

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements............................................  3

          Consolidated Balance Sheets -
             July 29, 2006(unaudited) and October 29, 2005................  3

          Consolidated Statements of Income (unaudited)-
             thirteen and thirty-nine weeks ended July 29, 2006 and
             thirteen and thirty-nine weeks ended July 30, 2005...........  5

          Consolidated Statements of Cash Flows (unaudited)-
             thirty-nine weeks ended July 29, 2006 and
             thirty-nine weeks ended July 30, 2005........................  6

          Notes to Consolidated Financial Statements......................  7

Item 2.   Management's Discussion and Analysis or Plan of Operation.......  8
             Cautionary Statement Regarding Forward-Looking Information Executive Summary
             Critical Accounting Policies and Estimates
             Results of Operations
             Financial Condition
             Risks and Uncertainties

Item 3.   Controls and Procedures......................................... 12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................... 12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 12

Item 3.   Defaults Upon Senior Securities................................. 12

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

Signatures ............................................................... 13




PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS


July 29, 2006

October 29, 2005



                                             (unaudited)



CURRENT ASSETS










   Cash and cash equivalents

                $  5,850,010

     $   5,356,228
   Trade accounts receivable

                     722,460

       587,028
   Inventories

                                   578,119

           398,063
   Prepaid expenses

                               26,196

            28,715
   Loans and exchanges

                             4,528

             4,628
   Deferred taxes

                                 20,850

            36,174
   Marketable securities

                         726,328

         1,273,121

     Total current assets

                      7,928,491

         7,683,957







PROPERTY AND EQUIPMENT





   Land

                                          114,006

           114,006
   Building and improvements

                     449,987

       448,342
   Machinery and equipment

                     1,391,902

     1,381,376
   Small tools

                                    53,580

        53,580
   Furniture and fixtures                          8,624

             8,624
   Office equipment

       70,270

            61,124
   Automobiles

                                    85,605

        85,605

     Total property and





           equipment

                           2,173,974

         2,152,657







      Less:  accumulated
        depreciation

                           1,538,887

     1,450,054







       Net property and





         equipment

                               635,087

       702,603







OTHER ASSETS







   Deposits

                                        4,224

             2,837







       Total assets

                        $  8,567,802

     $   8,389,397




                           Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY














July 29, 2006

October 29, 2005



                                             (unaudited)




CURRENT LIABILITIES





   Accounts payable - trade

                  $   184,349

       $    62,451
   Accrued income taxes

                           11,882

           231,141
   Other current liabilities

                     165,905

           219,108

     Total current liabilities

                   362,136

           512,700













STOCKHOLDERS' EQUITY











   Common capital stock - par value





      $.025 per share - authorized





      and issued 1,000,000 shares

                250,000

       250,000

   Additional paid in capital

                    272,695

           272,695
   Retained earnings

     7,882,077

         7,573,422
   Accumulated other comprehensive income

        (11,888)

           (32,202)
   Less treasury stock at cost -
    224,415 shares and 224,415 shares

           (187,218)

      (187,218)


     Total stockholders' equity

                8,205,666

         7,876,697


           Total liabilities and

              stockholders' equity

          $  8,567,802

       $ 8,389,397


















                           Opt-Sciences Corporation
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                       Thirteen Weeks

Thirteen Weeks

  Thirty-Nine

    Thirty-Nine


Ended

           Ended

Weeks Ended

    Weeks Ended


July 29, 2006

July 30, 2005

July 29, 2006

 July 30, 2005


                        (unaudited)

(unaudited)

(unaudited)

    (unaudited)










NET SALES
                $ 1,069,054

 $   799,788

 $ 3,074,282

 $ 3,190,261


COST OF SALES
                754,258         586,321

     2,120,700

   2,221,283

  Gross profit on sales
      314,796

     213,467

       953,582

     968,978










OPERATING EXPENSES


  Sales & delivery
            20,446

      18,258

        40,246

      31,958
  General and
     administrative
          163,966

     146,322

     523,351

       501,144

  Total operating
       expenses
              184,412

        164,580

       563,597

       533,102

  Operating income
           130,384

         48,887

     389,985

       435,876

OTHER INCOME
      63,007

      48,753

       151,470

       115,435










   Net income








      before taxes
           193,391

         97,640

     541,455

     551,311










FEDERAL AND STATE








  INCOME TAXES
                83,100

         42,000

       232,800

       237,000










  NET INCOME
     110,291

         55,640

       308,655

       314,311







RETAINED EARNINGS -
   beginning of period
   7,771,786

      7,483,079

     7,573,422

     7,224,408









RETAINED EARNINGS -








  end of period
         $ 7,882,077

 $ 7,538,719

 $ 7,882,077

 $ 7,538,719










EARNINGS PER SHARE OF








  COMMON STOCK
               $ 0.14

          $ 0.07

         $ 0.40

      $ 0.41










Average shares of common








  stock outstanding
         775,585

         775,585

        775,585

        775,585














                               Opt-Sciences Corporation
                        CONSOLIDATED STATEMENTS OF CASH FLOW


                                            Thirty-Nine

Thirty-Nine


Weeks Ended

Weeks Ended


                                           July 29, 2006

July 30, 2005


                                            (unaudited)

(unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES




Net income
 $      308,655

$    314,311





Adjustments to reconcile net income to




net cash provided by(used in)




operating activities:




  Depreciation
                                   88,833

          117,063

  Loss (gain) on sale of securities
              21,363

          (15,878)





  Decrease (increase) in:




    Accounts receivable
                        (135,432)

          (55,531)

    Inventories
       (180,056)

           66,336

    Prepaid expenses
                              2,519

           (17,477)

    Loans and exchanges
            100

               57




  Increase(Decrease) in:




    Accounts payable
                            121,898

     (53,632)

    Accrued income taxes
       (219,259)

          113,950
    Other current liabilities
                   (53,203)

          (37,517)

      Net cash (used in) provided by
      operating activities
                      (44,582)

          431,682




CASH FLOWS FROM INVESTING ACTIVITIES




    Additions to property and equipment
         (21,317)

          (33,529)

    Deposits
                                     (1,387)

              -0-

    Purchases of securities
                    (154,115)

    (272,702)

    Sales of securities
                         715,183

          124,488





     Net cash provided by(used in)
      investing activities
                      538,364

         (181,743)





Increase in cash
        493,782           249,939





Cash and cash equivalents




  at beginning of period
                      5,356,228         4,770,451





Cash and cash equivalents




  at end of period
                       $    5,850,010

 $ 5,020,390

SUPPLEMENTAL DISCLOSURES:




  Income taxes paid
 $      452,837

 $   123,050






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant inter company accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first three quarters of the Company's fiscal year 2006. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 29, 2005 together with the auditors' report filed as part of the Company's 2005 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:

                                     July 29, 2006   October 29, 2005
                                      (Unaudited)

      Finished goods                    $ 90,781          $ 62,470
      Raw materials and supplies         177,079           122,165
      Work in progress                   310,259           213,428

            Total Inventory             $578,119          $398,063

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


4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement were adopted June 15, 2005. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD - LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding these factors in our 2005 Form 10-K, including in the Company Risk Factors section. Our forward-looking statements may also be subject to other risks and uncertainties including those discussed in the Risks and Uncertainties section of this Quarterly Report and in our other filings with the SEC.

   -Uncertainties about the future demand for the Company's products; -Risks associated with dependence on a few major customers;
   -The timing and completion of significant orders; and -The performance and reliability of the Company's vendors.





EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional aircraft market and to a lesser degree the military aircraft market. We recorded third quarter sales of $1,069,054 and net income of $110,291. Sales are up 7.9% and net income is up 18.5% from the second quarter of 2006 due to a slight increase in our customers' glass requirements. Sales and net income for the thirty-nine weeks of 2006 are down 3.7% and 1.8% respectively from the same period in 2005. Our backlog of unshipped orders at the end of the third quarter of 2006 increased to $1,439,000, a 4.6% increase over the end of the second quarter. This is also a 24% increase over unshipped orders at the end of the third quarter of 2005. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 50% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter. When one of these customers defers a sizable order, sales for the following quarter often rebound as the customer replenishes its inventory. Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 75 to 80% of our current backlog of unshipped orders before the end of fiscal 2006. If we do so, we expect fourth quarter sales to reach $1,200,000. In addition, we project revenues this fiscal year at approximately $4,200,000, unless there is an unanticipated downturn in demand for the Company's products, or there is a critical problem with the Company's suppliers of such specialty components, such as polarizers, adhesives or etched glass, each of which is currently sole sourced.

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



RESULTS OF OPERATIONS

NET SALES
Net sales of $1,069,100 for the third quarter of 2006 increased 7.9% from the second quarter of 2006. Net sales of $3,074,282 for the first three quarters of 2006 decreased 3.7% from the same period in 2005. This increase in sales from the second quarter was due to a previously small drop in customer requirements for the second quarter. The decrease in total sales so far this year over last year is due to lower customer demand for our legacy electro-mechanical wedge glass which was offset to some degree by new sales of flat panel display glass.

COST OF SALES
Cost of sales for the third quarter of 2006 of $754,258 increased $63,944 from $690,314 for the second quarter of 2006. This increase is in a large part due to the increase in sales from the second quarter. Cost of sales decreased $100,583 or 4.7% for the first three quarters versus the same period in 2005. This was primarily the result of a decrease in sales. The gross profit margin of 29% for the third quarter of 2006 has dropped from the 30% for the second quarter primarily because of an increase in manufacturing costs associated with raw materials. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control and quality departments.

GENERAL AND ADMINISTRATIVE
Total operating expenses, including selling, general and administrative expenses, were $184,412 for the third quarter of 2006, an increase of 7.1% compared to $172,135 for the second quarter of 2006. This increase from the second quarter of 2006 was in a large part due to increases in several administrative areas. Total operating expenses of $563,597 for the first three quarters of 2006 increased 5.6% over the same period in 2005. The increase from the same period last year was due to increases in travel expenses, salaries and several other administrative areas. Our general, and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
Operating income for the third quarter of 2006 of $130,384 increased about 1.9% from second quarter 2006 operating income of $127,954. Operating income decreased 10.5% to $389,985 in the first three quarters of 2006 from $435,876 for the same period in 2005. The decrease over the same period last year is primarily due to lower sales.

OTHER INCOME
Other income of $63,007 for the third quarter of 2006 increased compared to $48,753 from the third quarter of 2005. Other income of $151,470 for the first three quarters of 2006 increased from $115,435 for the same period in 2005 due to higher interest rates.

NET INCOME
Net income of $110,291 for the third quarter of 2006 compared to $93,026 for the second quarter of 2006. Net income of $308,655 for the first three quarters of 2006 compared to $314,311 for the same period in 2005 as a result of the factors described above.

BACKLOG OF ORDERS
During the third quarter, the Company booked $1,132,100 in new orders compared to $757,000 in new orders booked for the third quarter of 2005 and $1,234,100 in the second quarter of 2006. Our backlog of unshipped orders stood at $1,439,000 at the end of the third quarter, up $281,000 from the end of the 2005 third quarter and up $435,700 from the beginning of the 2006 fiscal year. This increase in backlog reflects a general strengthening of the market for aircraft components.



FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have increased $493,782 from the beginning of the 2006 fiscal year. This significant increase was in large part due to selling a significant portion of the company's portfolio of preferred stocks in favor of investing in certificates of deposit. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.

RISKS AND UNCERTAINTIES

The future of our Company depends on our ability to successfully develop or acquire new products. There is no assurance, however, that we will be successful in achieving market acceptance of the new products that we develop or acquire.

The future market for the Company's aircraft instrument glass used on LCDs is difficult to predict. Although the Company's existing 10.4" diagonal display business is growing, is now competing with 14.1" and 15.1" diagonal displays in new production aircraft. When the larger displays are selected, fewer are needed resulting in lower volume and lower sales revenue, and as a result, competition among vendors to maintain market share will become more intense. We expect this competition will take the form of lower prices and shorter delivery times. The opportunities to expand the existing product lines are limited without the acquisition of additional equipment. LCD displays which require flat glass coated by the Company represents approximately 75% of our business. The LCD cover glass design can range from a simple anti-reflective coated piece of glass to a much more complex lamination requiring bus bars and transparent conductive coatings for electro-magnetic interference protection. Cover glass designs for LCDs have opened the market to prospective competitors who do not otherwise have the ability to manufacture older legacy wedge glass.

We continue to face competition from established companies that have significantly greater resources. Certain of our competitors enjoy substantial competitive advantages, such as:

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not solicit proxies for the Annual Stockholders Meeting held on June 6, 2006. The Board of Directors as previously reported to the SEC was reelected in its entirety.

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

                                                     OPT-SCIENCES CORORATION

                                                     By: /s/Anderson L. McCabe

                                                     ------------------------
                                                     Anderson L. McCabe
                                                     Chief Executive Officer
                                                     Dated: September 15, 2006
EXHIBIT 31.1

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




(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of Opt-Sciences Corporation's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in Opt-Sciences Corporation's internal control over financial reporting that occurred during Opt-Sciences Corporation's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Opt-Sciences Corporation's internal control over financial reporting; and
 5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to Opt-Sciences Corporation's auditors and the audit committee of Opt-Sciences Corporation's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Opt-Sciences Corporation's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Opt-Sciences Corporation's internal control over financial reporting.

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: September 15, 2006

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation
(the "Company"), certify to my knowledge, pursuant to section 906 of the Sabanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:(1)the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended
July 29, 2006 (the"Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2)theinformation contained in the Report fairly presents, in all material respects,the financial condition and results of operations of the Company.

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: September 15, 2006
??

??

??

??

-14-