Form 10QSB/A
period 2006-07-29
OPT SCIENCES CORP
filed 2006-09-22
CIK 74688

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






                           Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                            JULY 29, 2006     OCTOBER 29, 2005
                                             (unaudited)
CURRENT LIABILITIES

   Accounts payable - trade                  $   184,349        $    62,451
   Accrued income taxes                           11,882            231,141
   Other current liabilities                     165,905            219,108

     Total current liabilities                   362,136            512,700


STOCKHOLDERS' EQUITY

   Common capital stock - par value
     $.025 per share - authorized
     and issued 1,000,000 shares                 250,000            250,000
   Additional paid in capital                    272,695            272,695
   Retained earnings                           7,882,077          7,573,422
   Accumulated other comprehensive income        (11,888)           (32,202)
   Less: treasury stock at cost -
     224,415 shares and 224,415 shares          (187,218)          (187,218)

     Total stockholders' equity                8,205,666          7,876,697


         Total liabilities and
            stockholders' equity             $ 8,567,802        $ 8,389,397







                           Opt-Sciences Corporation
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                         Thirteen     Thirteen    Thirty-Nine   Thirty-Nine
                           Weeks        Weeks        Weeks         Weeks
                           Ended        Ended        Ended         Ended
                         July 29,     July 30,      July 29,      July 30,
                           2006         2005         2006          2005
                        (unaudited)  (unaudited)  (unaudited)   (unaudited)

NET SALES               $ 1,069,054  $   799,788  $ 3,074,282   $ 3,190,261


COST OF SALES               754,258      586,321    2,120,700     2,221,283


  Gross profit on sales     314,796      213,467      953,582       968,978


OPERATING EXPENSES
  Sales and delivery         20,446       18,258       40,246        31,958
  General and
     administrative         163,966      146,322      523,351       501,144

   Total operating
     expenses               184,412      164,580      563,597       533,102


   Operating income         130,384       48,887      389,985       435,876


OTHER INCOME                 63,007       48,753      151,470       115,435

   Net income
     before taxes           193,391       97,640      541,455       551,311

FEDERAL AND STATE
  INCOME TAXES               83,100       42,000      232,800       237,000


  NET INCOME                110,291       55,640      308,655       314,311

RETAINED EARNINGS -
  beginning of period     7,771,786    7,483,079    7,573,422     7,224,408


RETAINED EARNINGS -
  end of period         $ 7,882,077  $ 7,538,719  $ 7,882,077   $ 7,538,719


EARNINGS PER SHARE OF
  COMMON STOCK               $ 0.14       $ 0.07       $ 0.40        $ 0.41


Average shares of common
  stock outstanding         775,585      775,585      775,585       775,585








                               Opt-Sciences Corporation
                        CONSOLIDATED STATEMENTS OF CASH FLOW

                                              Thirty-Nine      Thirty-Nine
                                              Weeks Ended      Weeks Ended
                                             July 29, 2006    July 30, 2006
                                              (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                    $   308,655      $   314,311

Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
  Depreciation                                     88,833          117,063
  Loss (gain) on sale of securities                21,363          (15,878)

  Decrease (increase) in:
    Accounts receivable                          (135,422)         (55,531)
    Inventories                                  (180,056)          66,336
    Prepaid expenses                                2,519          (17,477)
    Loans and exchanges                               100               57

  Increase (decrease) in:
    Accounts payable                              121,898          (53,632)
    Accrued income taxes                         (219,259)         113,950
    Other current liabilities                     (53,203)         (37,517)

        Net cash (used in) provided by
        operating activities                      (44,582)         431,682


CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property and equipment             (21,317)         (33,529)
  Deposits                                         (1,387)             -0-
  Purchases of securities                        (154,115)        (272,702)
  Sales of securities                             715,183          124,488

        Net cash provided by (used in)
        investing activities                      538,364         (181,743)


Increase in cash                                  493,782          249,939


Cash and cash equivalents
  at beginning of period                        5,356,228        4,770,451


Cash and cash equivalents
  at end of period                            $ 5,580,010      $ 5,020,390

SUPPLEMENTAL DISCLOSURES:

  Income taxes paid                           $   452,837      $   123,050















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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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