Form 10KSB
period 2006-10-28
OPT SCIENCES CORP
filed 2007-01-30
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 28, 2006.

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES[ ] NO[X]

The issuer's revenues for its most recent fiscal year were $4,265,396.

The aggregate market value of the 239,945 common shares held by non-affiliates (i.e. excluding shares held by officers, directors and each person owning 5% or more of the outstanding stock) on December 31, 2006 was approximately $1,860,000, based on the average of the bid and asked price of the stock on that date as quoted by the Pink Sheets, in the non-NASDAQ over the counter market.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (CHECK ONE): YES[ ] NO[X]

On December 31, 2006, 775,585 shares of the registrant's common stock, par value of $.25, were outstanding.
























































                             TABLE OF CONTENTS

                FORM 10-KSB ANNUAL REPORT - FISCAL YEAR 2006
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY

PART I                                                          PAGE

Item 1.  Description of Business...................................4
Item 2.  Description of Property...................................7
Item 3.  Legal Proceedings.........................................7
Item 4.  Submission of Matters to a Vote of Security
         Holders...................................................8

PART II

Item 5.  Market for Common Equity and
         Related Stockholder Matters...............................8
Item 6.  Management's Discussion and Analysis or Plan of
         Operation.................................................8
Item 7.  Financial Statements.....................................13
Item 8.  Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure...................13
Item 8A. Controls and Procedures..................................13
Item 8B. Other Information........................................13

PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act......................................14
Item 10. Executive Compensation...................................15
Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters...........16
Item 12. Certain Relationships and Related
         Transactions.............................................17

PART IV

Item 13. Exhibits.................................................17
Item 14. Principal Accountant Fees and Services...................18

-  Signatures.....................................................18
 -  Section 302 Certification.....................................19
 -  Section 906 Certification.....................................20
















PART I

Special Note Regarding Forward Looking Statements

Certain sections of this annual report contain forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from the future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable words. These statements are only predictions. Actual events or results may differ materially.

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

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OF THE COMPANY.

OVERVIEW. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey corporations. As used in this form 10-KSB, the terms "Company", "we" or "our" refer to the combined operations of Opt-Sciences Corporation and O & S Research, Inc.

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., deposits anti-glare and/or transparent conductive optical coatings on glass used primarily to cover instrument panels in aircraft cockpits. We also provide full glass cutting, grinding and painting operations that augment our optical coating capabilities. Most of our products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters. This is a niche business primarily dependent on the needs of new and used aircraft for initially installed parts, spare parts, replacements and upgrades. It requires custom manufacturing of small lots of products to satisfy specific requirements identified by our customers.

The Company's business is highly dependent on a robust commercial, business, and regional aircraft market; to a lesser degree, it is also dependent on the military aircraft market. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured, and customer orders are generally scheduled for delivery based on our customer's need date, not on our ability to make shipments. Since the


                                       4

Company has two customers that together represent over 50% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for any given quarter. When one of these customers defers a sizable order, sales for the following quarter often rebound as the customer replenishes its inventory.

Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 75 to 80% of the Fiscal Year 2006 backlog of unshipped orders before the end of the first quarter of fiscal 2007. If we do so, we expect first quarter sales to reach $1,100,000.

Compliance costs are expected to grow this year as more internal controls are initiated pursuant to regulations promulgated under the Sarbanes/Oxley Act. We also expect increased costs associated with marketing and sales as the Company places a greater emphasis on customer contact.

CORE PRODUCTS. The distinguishing characteristic of our business is our optical thin film coating capability. Almost all products that we offer incorporate an optical coating of some type. Our primary coatings are for aircraft cockpit display applications and consist of our anti-reflection coating used for glare reduction and our transparent conductive coating used for electromagnetic interference shielding. We apply either or both coatings to different types of glass face plates which are usually mounted on the front of liquid crystal displays (LCDs), cathode ray tubes (CRTs) and electromechanical displays (EMDs).

ANCILLARY PRODUCTS AND SERVICES. In addition to coated glass described above, we also offer a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies.

GROWTH STRATEGY. In light of anticipated increased costs associated with Sarbanes/Oxley compliance in the years ahead, the Company continues to re-evaluate its growth strategy pertaining to sales and marketing, production facilities and efficiencies and our staffing methods to maximize the value of our financial and human resources.

As a result of actions taken in 2004 and 2005, we were able to raise our gross margin for 2005 to over 30%. However, this came at the expense of reduced technical and maintenance support. In Fiscal Year 2006, we hired additional technical staff and production employees to maintain our competitive edge and to support our ISO 9001:2000 certification. For Fiscal Year 2007, we expect a slightly firmer aircraft market, with growth in the conductive coating business being offset in part by declines in the traditional wedge glass market. We expect the anti-reflective coating market to remain static. As we view it, our future growth is contingent on increasing our capacity to provide conductive coatings, securing new customers, developing new products and providing adequate staff and facilities to meet our needs. We are continuing to look at increasing the current facility size or moving to a larger facility to accommodate higher capacity should it be required.

MARKETING AND SALES. Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services


                                       5
of manufacturers representatives or sales personnel. O & S Research, Inc. and our products are listed in the Thomas Register. We also maintain a sales website at osresearch.com. We engage in a low cost public relations and advertising program. Purchasing personnel of major corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the anti-glare face plates covering the flat panel displays on the Boeing 777 and the 737 Next Generation models of commercial aircraft, with more of the display glass being used for the 737s. In 2007, Boeing is expected to produce about 77 777s and over 336 737s. We expect that most of the future growth in overall commercial airplane production at Boeing will be from the 737 and 787. However, Boeing's manufacture of the 787 is not expected to increase our future revenues because its cockpit displays will be provided by RockwellCollins, a company that currently purchases its instrument glass requirements for the 787 from one of our competitors. In Fiscal 2006, we derived 50% of our revenues from two major customers, Honeywell Inc. and TPO Displays Corporation. The loss or curtailment of additional business with either of these companies could have a negative impact on our operating results.

PATENTS, TRADEMARKS AND PROPRIETARY KNOWLEDGE. We do not hold patents or have registered trademarks. However, our customers do rely on our accumulated experience and know-how in satisfying their instrument glass requirements.

MANUFACTURING. Our customers commonly use Cathode Ray Tubes and Liquid Crystal Displays for aircraft cockpit instrumentation. Typically, a customer sends such items to us for processing. We cut the face plate from large pieces of glass we purchased from multiple domestic sources on a commodity basis. We use our technology to apply a micro thin optical non-glare and/or conductive coating to a face plate, which is then mounted on the Cathode Ray Tube or Liquid Crystal Display. After quality control tests, we ship the inspected products to our customers.

We also manufacture wedge glass lenses from large raw glass pieces. The raw glass is a commodity product, which we can purchase from several glass manufacturers. We cut, grind, polish and coat the pieces with a micro-thin optical coating. We then ship the lenses to the customer after clearance through quality control.

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




                                       6
COMPETITION. Competition is based on product quality, price, reputation and ability to meet delivery deadlines. The market for our products is very competitive. The type and amount of instrument glass consumed is subject to changes in display technology and in ongoing reduction in the number of displays used on both new aircraft and retrofitted aircraft. Our competitors include Naugatuck Glass Company, OCLI, Metavac, Mod A Can, Tyrolit, Schott Glass and Hoya Optics. Our competitors generally have significantly more financial, technical and human resources than we do. Because of this, our competitors have the capacity to respond more quickly to emerging technologies and customer preferences and may devote greater resources to development, promotion and sale of their products than we can. This competition could result, and in the past has resulted, in price reductions, reduced margins and lower market share.

EMPLOYEES. As of October 28, 2006, we employed 42 employees, of which 40 were full time individuals and none of who are members of organized labor. This represents the same number of full time employees from the end of Fiscal 2005. We expect to make adjustments to our employee levels based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401K Plan for the benefit of all our employees; we do not have a stock option plan. The 401K Plan includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

AVAILABLE INFORMATION. We maintain a website, optsciences.com, where you may find additional information about our Company. Additional Company filings are available at the Securities & Exchange Commission's website, sec.gov. On our website, we provide links to the SEC, to Yahoo for the latest stock quotations, to our transfer agent, StockTrans, and to our manufacturing subsidiary, O & S Research, Inc.

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our operations at the principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey.
We own this 1.4-acre property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space and approximately 1,200 square feet of office space. We also own and utilize a building containing 3,000 square feet of warehouse and 5,000 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In addition, we lease on a year-to-year basis 5,000 square feet in Riverton, New Jersey, for general warehouse and material storage.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our combined financial position or results of operations.







                                       7


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Our Common Shares are not listed on an established public trading market, but are quoted by the Pink Sheets, in the non-NASDAQ over the counter market. The symbol for our Shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid and asked quotations, for the calendar quarter indicated, as quoted by Pink Sheets LLC., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2005               Bid
First Quarter        $5.55 - 6.50
Second Quarter        5.65 - 6.00
Third Quarter         5.70 - 6.00
Fourth Quarter        5.70 - 6.30


Fiscal 2006               Bid
First Quarter        $6.30 - 6.50
Second Quarter        6.50 - 8.00
Third Quarter         6.25 - 8.00
Fourth Quarter        6.25 - 6.50

As of December 31, 2006, the closing bid for the Common Stock was $7.50. The closing ask price was $8.00. The Company had 928 stockholders of record of its Common Stock as of December 31, 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Opt-Sciences does not have any equity compensation plan in place and did not issue any equity securities to any person during Fiscal Year 2006.

DISTRIBUTIONS

We did not declare or pay any dividend on our Common Stock during Fiscal Year 2006 and, although there is no prohibition on payment of dividends, we do not anticipate the payment of dividends on our Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered securities during the three fiscal years ended October 28, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of


                                       8
operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, inventory is estimated quarterly and reconciled at the end of the fiscal year when a detailed audit is conducted (also see Notes to Consolidated Financial Statements, 1. Summary of Significant Accounting Policies, Note 2. Inventories).

General.

This Management's Discussion and Analysis as of October 28, 2006, should be read in conjunction with the audited condensed consolidated financial statements and notes thereto set forth in this report. It may also contain forward-looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2007 and to implement the going private transaction mentioned below.

We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts receivable.

Our cash position improved in Fiscal 2006, primarily because of the increase in net income to $404,193 in Fiscal 2006 compared to $349,014 in the prior year. Other income also increased due to the higher interest rates. Overall, our cash balances increased during Fiscal 2006 to $5,798,506 from $5,356,228 at the end of Fiscal 2005. At the same time, our total current assets increased $316,365 from $7,683,957 in Fiscal 2005 to 8,000,322 in Fiscal 2006.

Because of changes in the marketplace and an increasingly competitive environment, we believe it is necessary to make ongoing investments in new equipment and processes to compete successfully in the aerospace and commercial display markets. In Fiscal 2007, we have projected significant expenditures of capital to update equipment and to expand or replace our facilities.

RESULTS OF OPERATIONS: FISCAL YEAR 2006

NET SALES
Net sales of $4,265,396 for the Fiscal Year 2006 decreased $57,845 or 1% from Fiscal 2005. The minor decrease in total sales this year over last year is due to a decline in the demand for wedge glass products, a continuation of a trend we identified in our earlier reports.

COST OF SALES
Cost of sales increased $30,857 or 1% for Fiscal 2006 versus Fiscal 2005. Cost of sales is comprised of raw materials, manufacturing direct labor and


                                       9
overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control and quality departments.

GENERAL AND ADMINISTRATIVE
General and administrative expenses, including selling expenses, were $783,716 for Fiscal 2006, an increase of $21,847 over Fiscal 2005. Our general, and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
Operating income increased $54,349 or 13% to $462,952 in Fiscal 2006 from $408,613 in 2005. The increase over last year is primarily due to a non-recurring operating expense of $164,898 resulting from recognition of an impairment loss in Fiscal Year 2005.

OTHER INCOME
Other income of $211,833 for Fiscal Year 2006 increased from $137,446 for Fiscal Year 2005. The increases are mainly attributable to increases in interest rates.

NET INCOME
Net income of $404,193 or $.52 per share for Fiscal 2006 increased from $349,014 or $.45 per share for Fiscal 2005 as a result of the factors described above.

BACKLOG OF ORDERS
Our backlog of unshipped orders stood at $ 1,303,600 at the end of Fiscal Year 2006, up $ 300,400 from the end of Fiscal Year 2005 and down $ 76,300 from the end of the third quarter. We anticipate that the backlog will fluctuate between $1,200,000 to $1,900,000 in Fiscal 2007, assuming that we are able to book new business at the rate we are able to deliver products to our customers. Of the backlog of orders existing at year end, we expect to deliver 75 to 80% within the first quarter of Fiscal Year 2007 This increase in backlog reflects a general strengthening of the market for aircraft components.

RESULTS OF OPERATIONS: FISCAL 2005

During the fourth quarter of Fiscal Year 2005, we recognized an impairment loss of $164,898 on our Astro coating unit. Nevertheless, sales for the quarter improved significantly over sales in the third quarter, primarily as a result of customer deferred orders from the third quarter related to the Boeing machinist strike. Our net sales in the fourth quarter of 2005 increased to $1,183,000, up 48% from the third quarter but, down 2% from Fiscal Year 2004 resulting in a net operating loss of $27,000 for the fourth quarter that included the impairment loss of $164,898 on our Astro coating unit. During the fourth quarter of Fiscal 2005, we booked $1,028,200 in new orders, up 36% from the $757,000 in new orders booked in the third quarter. However, our increased sales outpaced new orders in the fourth quarter, reducing the backlog of orders to $1,003,200 at the end of the year compared with $1,465,000 at the end of Fiscal 2004. Overall, we ended the year with net sales of $4,323,241, an increase of approximately $250,000 or 6% over Fiscal 2004. Operating income increased to $408,613, up $195,609 from Fiscal 2004. Income before taxes of $546,059 also increased, up $225,605 from Fiscal


                                       10
2004. Income after taxes increased in fiscal 2005 to $349,014 or 8.2% of net sales from $198,528 or 4.9% of net sales in Fiscal 2004.

While Fiscal Year 2005 sales increased 6% over Fiscal 2004, the cost of sales in Fiscal 2005 decreased 7% to $2,987,861 resulting in a gross margin of 30.9% compared to $3,207,329 and a gross margin of 21.2% in Fiscal 2004. This reduction was in large part due to a significant reduction in manufacturing expenses and raw material consumption. General and administrative expenses increased to $719,759 or 16.6% of net sales from $609,361 or 15% of net sales in Fiscal 2004. These expenses were higher in Fiscal 2005 principally because of increased office personnel, expenses associated with Sarbanes/Oxley compliance, and additional expenses associated with the Company's decision to go private. Interest and other income increased to $137,446 in Fiscal 2005, up 28% from $107,450 in Fiscal 2004. Income taxes increased to $197,045 in Fiscal 2005 compared to $121,926 in Fiscal 2004. This increase was the result of the increase in operating net income for the year compared to Fiscal 2004.

INFLATION

During the three year period that ended on October 28, 2006, inflation did not have a material effect on our operating results.

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


                                       11

1. Most of our commercial aircraft display products are for use in Boeing aircraft. The impact of Boeing's sales on the Company is difficult to project with a high degree of accuracy. But we do know that Boeing has announced the termination of production of the 717 in 2006, and that the Boeing 787 scheduled for delivery in 2008 will utilize proprietary cockpit displays of RockwellCollins, who currently do not purchase instrument glass from us for these kinds of displays.

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

4. Our product offerings are concentrated. During Fiscal 2006 we derived 95% of our revenues from instrument glass used for avionics and related aerospace products.

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

8. Our future revenues and operating results change from quarter to quarter due to a number of factors some of which are adverse, such as: - Reduced demand for our avionics related instrument glass; - Aggressive price competition by our competitors; - The introduction of alternate display products that do not utilize our products, such as rear projection displays;
- Overdue deliveries to our customers; and - Operational plans of our customers.

9. The market for our products is very competitive.

10. The technology being used for aircraft instruments is changing very rapidly. The use of wedge glass displays continues to decline. Demand for anti reflective coating on instrument panels is stable, but fewer, larger panels are commonly used in new and upgraded instrument systems. We see an increasing need for conductive coatings on instrument panels, which we hope will offset the effect of declining sales of coated wedge glass.

11. Our industry is subject to significant risk from outside influences, such as terrorist attacks (9/11) and biological epidemics (SARs and Avian


                                       12
flu outbreaks in Asia). Other factors that may in the future influence our industry are inflation, changes in diplomatic and trade relations with other countries, political and economic stability, tariffs, trade barriers and other regulatory barriers.

12. Purchase orders from our customers may include extensive product warranties. Accordingly, warranty claims may have an adverse effect on our future operating results.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated December 15. 2006, are filed as part of this report starting on page 21 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on an evaluation as of the end of Fiscal Year 2006, our principal executive officer and principal accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14( c ) and 15d-14( c ) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

We did not initiate any significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION.

None.

















                                       13
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
INFORMATION REGARDING EXECUTIVE OFFICERS AND DIRECTORS

Our Directors serve until the next annual meeting of stockholders, or until their successors have been elected. Our officers serve at the pleasure of the Board of Directors.

Anderson L. McCabe, 51 years old, is our President, Chief Executive Officer and Chief Financial Officer. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as Process Engineer with managerial responsibilities. In 1986 he became our president. He has been director of the Company since 1987.

Arthur J. Kania, 74 years old, is our Secretary. He is not active in our day-to-day operations. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 51 years old, has been a director of the Company since 1987. He is not active in our day-to-day operations. He is a principal of Trikan Associates (real estate ownership and management-investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).

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

BOARD MEETINGS AND COMMITTEES

Audit Committee and Audit Committee Financial Expert

Our Board of Directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding


                                       14
accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our Board of Directors does not have an independent director. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial relevant business and accounting experience. Accordingly, the Board of Directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Board Meetings; Nominating and Compensation Committees

Our directors and officers do not receive remuneration from us unless approved by the Board of Directors or pursuant to an employment contract. We do not have any employment contract currently in place.
We pay each of our Directors a fixed annual stipend for acting as Director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefore. A total of $5,000 has been paid to each director for services as director during the last fiscal year.

We are not a "listed company" under SEC rules and are therefore not required to have a compensation committee or a nominating committee. We do not currently have a compensation committee. Our Board of Directors is currently comprised of only three members, one of whom acts as Chief Executive Officer and Chief Financial Officer.


ITEM 10.     EXECUTIVE COMPENSATION
The following table sets forth certain summary information concerning compensation paid or accrued to its sole executive officer during the past three fiscal years.


SUMMARY COMPENSATION

SUMMARY COMPENSATION

              Annual Compensation                         Long Term Compensation
                                                            Awards     Pay-outs

  (a)        (b)    (c)     (d)     (e)       (f)      (g)     (h)      (i)

Name       Fiscal  Salary  Bonus   Other   Restricted Options/ LTIP    All
And        Year    (1)($)  ($)     Annual  Stock      SARs     Pay-    Other
Principal                          Compen- Award(s)   (#)(1)   Outs($) Compen-
Positions                          sation) ($)(1)                      sation
                                    ($)                                 ($)

Anderson   2006   $93,750  25,000  5,000*    -         -        -        -
L. McCabe  2005   $75,000  25,000  2,500*    -         -        -        -
President, 2004   $75,000  15,000  2,500*    -         -        -        -
CEO, CFO
Treasurer
and
Director
                     *Annual retainer as Director of Company


                                       15

DIRECTOR COMPENSATION FOR 2006 FISCAL YEAR
Cash Compensation
Name                  Annual Retainer Meeting Fees Consulting Fees Other Fees

Anderson L. McCabe      $5,000          $0                 $0         $0
Arthur J. Kania*        $5,000          $0                 $0         $0
Arthur J. Kania, Jr.    $5,000          $0                 $0         $0
*  See Certain Transactions and Relationships below.

OPTION/SAR GRANTS; DEFERRED EXECUTIVE COMPENSATION PLAN; EQUITY COMPENSATION
PLAN

The Company did not grant stock options or stock appreciation rights during Fiscal Year 2006, nor does it have any of such rights outstanding from prior years. The Company does not have any deferred executive compensation plan. The Company does not have any securities authorized for issuance under an equity compensation plan.

CODE OF ETHICS

The Company's Code of Ethics is posted at its website at optsciences.com. It applies to all employees, including the CEO, CFO, principal accounting officer and persons performing similar functions.

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

Name and Address of                Amount and Nature of    Percent of
Beneficial Owner                   Beneficial Owner        Class

Arthur John Kania Trust 3/30/67           510,853           66%
Rose Sayen, Trustee
Suite 525, Two Bala Plaza
333 City Avenue
Bala Cynwyd, PA 19004

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



                                       16
Arthur J. Kania, Jr.                            0(1)          *
Suite 525, Two Bala Plaza
Bala Cynwyd, PA 19004

Directors and Officers As a Group          24,787(1)          3%
*Less than 1% of the outstanding Common Stock

1. Excludes 510,853 shares (66% of the outstanding shares) owned by a trust for the benefit of Arthur J. Kania's children and a total of 10,000 shares (1.3% of the outstanding shares) owned by separate trusts for the benefit of each of Arthur J. Kania's grandchildren. Mr. Kania has no voting power or investment power with respect to such securities and disclaims beneficial ownership in all such shares. Mr. McCabe, husband of a beneficiary of the trust, disclaims beneficial ownership in all such shares. Arthur J. Kania, Jr., a son of Arthur J. Kania, is a beneficiary of the first aforementioned trust and father of beneficiaries of the second aforementioned trusts, but has no voting power and no investment power over such shares in said trusts and is not a beneficial owner under the applicable rules.

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

During Fiscal year 2006, we incurred legal fees of $37,500 to the firm
Of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the Senior partner. Mr. Kania does not share or participate in fees generated from the Company.

During Fiscal Year 2005, we incurred consulting fees of $26,697.44 to Sandra McCabe, the wife of our President. This consulting relationship was terminated as of the end of Fiscal 2005 and no such fees have been paid or accrued for Fiscal Year 2006.

PART IV

ITEM 13. EXHIBITS

The following exhibits are incorporated by reference or included as part of this report:

Exhibit Number  Description

3.1; 3.2 Articles of Incorporation and By-Laws incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC on February 10, 1998 for its fiscal year ended November 1, 1997 starting on page 22.

21. List of Subsidiaries incorporated by reference to the Form 10-KSB filed by the Registrant with the SEC on February 10, 1998 for its fiscal year ended November 1, 1997 starting on page 54.

31. Certification pursuant Section 302 of the Sarbanes Oxley Act included as an exhibit to this Form 10KSB.




                                       17
32. Certification pursuant to Section 906 of the Sarbanes Oxley Act included as an exhibit to this Form 10KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Type                        2005                2006
Audit Fees:                   $24,434             $28,468
Audit Related Fees:           $ 1,539                  $0
Tax Fees                           $0                  $0
Other Fees                         $0                  $0
  Total Fees                  $25,973             $28,468

(1) AUDIT FEES
This category includes the aggregate fees billed or accrued for each of the last two fiscal years for professional services rendered by the independent auditors for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB or 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years

(2) AUDIT-RELATED FEES
This category includes the aggregate fees billed in each of the last two fiscal years for services by the independent auditors that are reasonably related to the performance of the audits of the financial statements and are not reported above under "Audit Fees" and consisted of services in connection with a review of the Company's 14C Information Statement filing in Fiscal Year 2005.

(3) TAX FEES
This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

(4) ALL OTHER FEES
This category includes the aggregate fees billed in each of the last two fiscal years for products and services by the independent auditors that are not reported under "Audit Fees" "Audit Related Fees", or "Tax Fees."

RE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's Board of Directors acting as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPT-SCIENCES CORPORATION

 By
        Anderson L. McCabe, President

        Date: January 30, 2006




                                       18

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                     DATE

Anderson L. McCabe          President,           January 30, 2007
                            CEO, CFO
                            and Director


Arthur J. Kania             Secretary            January 30, 2007
                            and
                            Director
Arthur J. Kania, Jr.        Director             January 30, 2007


Lorraine Domask             Chief Accountant     January 30, 2007


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


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


                                       19
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and ;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation o internal control of financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: January 30, 2007

 /s/Anderson L. McCabe

Anderson L. McCabe President, Chief Executive Officer and Chief Financial
Officer




SECTION 906 CERTIFICATION

I, Anderson L. McCabe, Chief Executive Officer and Chief Financial Officer of OPT-SCIENCES CORPORATION (the "Company"), certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10KSB of the Company for the fiscal year ended October 28, 2006 (the "Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 30, 2007

                           By:/s/Anderson L. McCabe,
Chief Executive Officer and Chief Financial Officer










                                       20
















                               OPT - Sciences Corporation
                                    And Subsidiary

                                 Financial Statements

                            Years Ended October 28, 2006
                                 And October 29, 2005





































                                       21



                               TABLE OF CONTENTS

                                                                      PAGE

Report of Independent Registered Public Accounting Firm ................23

Consolidated Balance Sheets.............................................24

Consolidated Statements of Operations...................................26

Consolidated Statements of Stockholders' Equity and Comprehensive
Income..................................................................27

Consolidated Statements of Cash Flow....................................28

Notes to Consolidated Financial Statements..............................30









































                                       22

Report of Independent Registered Public Accounting Firm


To Stockholders and Board of Directors
OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of October 28, 2006 and October 29, 2005 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the two-year period ended October 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of October 28, 2006 and October 29, 2005 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two-year period ended October 28, 2006 in conformity with U.S. generally accepted accounting principles.



Goff, Backa, Alfera & Company, LLC
Pittsburgh, Pennsylvania

December 15, 2006












                                       23
                       Opt-Sciences Corporation
                      Consolidated Balance Sheets
The accompanying notes are an integral part of these financial statements

                                  ASSETS

                                   October 28,    October 29,
                                       2006            2005
CURRENT ASSETS

Cash and cash equivalents          $ 5,798,506  $ 5,356,228
Trade accounts receivable              811,369      587,028
Inventories                            569,967      398,063
Prepaid expenses                        39,578       28,715
Prepaid income taxes                    23,900          -0-
Loans and exchanges                      3,505        4,628
Deferred income taxes                    3,070       36,174
Marketable securities                  750,427    1,273,121

  Total current assets               8,000,322    7,683,957

PROPERTY AND EQUIPMENT

Land                                   114,006      114,006
Building and improvements              449,987      448,342
Machinery and equipment              1,415,709    1,381,376
Small tools                             53,580       53,580
Furniture and fixtures                   8,624        8,624
Office equipment                        52,148       61,124
Automobiles                             85,605       85,605

  Total property and
   equipment                         2,179,659    2,152,657

Less: accumulated depreciation       1,551,421    1,450,054

    Net property and
     equipment                         628,238      702,603

OTHER ASSETS

Deposits                                 2,837        2,837

   Total assets                    $ 8,631,397  $ 8,389,397
















                                       24
                         Opt-Sciences Corporation
                        Consolidated Balance Sheets
The accompanying notes are an integral part of these financial statements

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                          October 28,   October 29,
                                              2006      2005
CURRENT LIABILITIES

Accounts payable - trade                   $  83,621   $  62,451
Accrued income taxes                             -0-     231,141
Other current liabilities                    225,203     219,108

 Total current liabilities                   308,824     512,700


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.25 per share - authorized
and issued 1,000,000 shares                  250,000     250,000
Additional paid in capital                   272,695     272,695
Retained earnings                          7,977,615   7,573,422
Accumulated other comprehensive income:
Unrealized holding gain (loss)
on marketable securities                       9,481     (32,202)
Less treasury stock at cost -
224,415 shares                              (187,218)   (187,218)


 Total stockholders' equity                8,322,573   7,876,697

   Total liabilities and
    stockholders' equity                  $8,631,397  $8,389,397

                     Opt-Sciences Corporation
               Consolidated Statements of Operation
The accompanying notes are an integral part of these financial statements

                                 Fiscal Year Ended   Fiscal Year Ended
                                 October 28, 2006    October 29, 2005
                                    (52 weeks)           (52 weeks)

NET SALES                           $ 4,265,396        $ 4,323,241

COST OF SALES                         3,018,718          2,987,861

Gross profit on sales                 1,246,678          1,335,380

OPERATING EXPENSES

Sales & delivery                         60,739             42,110
General and administrative              722,977            719,759
Impairment loss                             -0-            164,898

  Total operating expenses              783,716            926,767

 Operating income                       462,962            408,613

OTHER INCOME                            211,833            137,446

Income before taxes                     674,795            546,059

FEDERAL AND STATE
INCOME TAXES                            270,602            197,045

Net income                              404,193            349,014

EARNINGS PER SHARE OF
COMMON STOCK                               0.52               0.45

Weighted average number
of shares                               775,585            775,585

                             Opt-Sciences Corporation
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME The accompanying notes are an integral part of these financial statements



                                   Accumulated
                                   Other      Compre-
                  Common  Paid-in  Retained   hensive   Treasury
                  Stock   Capital  Earnings   Income      Stock     Total

BALANCE
OCTOBER 30,
2004             $250,000 $272,695 $7,224,408 $(22,565) $(187,218) $7,397,387

Net income
for fiscal
year ended
October 29,
2005              349,014                                             349,014

Unrealized
holding losses
on securities
arising during
period, net of
tax of $7,271                                   (9,637)                (9,637)

TOTAL COMPREHENSIVE INCOME                                            339,377

BALANCE
OCTOBER 29,
2005             $250,000 $272,695 $7,573,422 $(32,202) $(187,218) $7,876,697

Net income for
fiscal year
ended
October 28,
2006              404,193                                             404,193

Unrealized
holding gains
on securities
arising during
period, net of
tax of
$31,445                                         41,683                 41,683

TOTAL COMPREHENSIVE INCOME                                            445,876

BALANCE
OCTOBER 28,
2006             $250,000 $272,695 $7,977,615  $ 9,481  $(187,218) $8,322,573

                       Opt-Sciences Corporation
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements


                                 Fiscal Year Ended    Fiscal Year Ended
                                 October 28, 2006     October 29, 2005
                                     (52 weeks)           (52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                              404,193             $349,014

Adjustments to reconcile net income
to net cash (used) provided by
operating activities:

Depreciation                            118,719              156,686
Loss on sale of securities               21,363                6,621
Impairment loss                             -0-              164,898
Deferred income taxes                     1,659              (72,523)

Decrease (increase) in:
Accounts receivable                    (224,341)              (9,951)
Inventories                            (171,904)              46,663
Prepaid expenses                        (10,863)              (9,827)
Prepaid income taxes                    (23,900)                 -0-
Loans and exchanges                       1,123                  987

(Decrease) increase in:
Accounts payable                         21,170              (46,112)
Accrued income taxes                   (231,141)             146,518
Other current liabilities                 6,095               50,519

  Net cash (used) provided
   by operating activities              (87,827)             783,493

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment     (44,354)             (49,831)
Purchases of securities                (154,474)            (284,196)
Proceeds from sale of securities        728,933              136,311

  Net cash (used)provided
   by investing activities              530,105             (197,716)

                  Opt-Sciences Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements


                                 Fiscal Year Ended    Fiscal Year Ended
                                 October 28, 2006     October 29, 2005
                                   (52 weeks)            (52 weeks)

Increase in cash                     $  442,278           $  585,777

Cash and cash equivalents
  at beginning of year                5,356,228            4,770,451

Cash and cash equivalents
  at end of period                  $ 5,798,506          $ 5,356,228

SUPPLEMENTAL DISCLOSURES:

Interest paid                          $    571             $    -0-

Income taxes paid                    $  525,262           $  123,050

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

Line of Business and Credit Concentration

The Company, through its wholly owned subsidiary, is engaged in the business of applying anti reflective, conductive and/or other coatings to the faceplates of instruments for aircraft cockpits. The Company grants credit to companies within the aerospace industry.

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $26,093 and $22,530 for the years ended October 28, 2006 and October 29, 2005, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.

                 OPT-Sciences Corporation and Subsidiary
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Inventories

Inventories consisted of the
following:
                                            October 28,     October 29,
                                              2006             2005

Raw materials and supplies                 $  226,048        122,165
Work in progress                              305,974        213,428
Finished goods                             $   37,945       $ 62,470


                                           $  569,967       $398,063

NOTE 3- Marketable Securities

                                     Gross         Gross
                      Amortized    Unrealized    Unrealized    Fair
                         Cost        Gains          Losses     Value

October 28, 2006
 Common stock         $ 221,069     $ 55,974       $   -0-   $ 277,043
 Preferred stock        112,567          -0-          (592)    111,975
 Municipal bonds         82,244          -0-        (5,072)     77,172
 Mutual funds           317,914          -0-       (33,677)    284,237

                      $ 733,794     $ 55,974     $ (39,341)  $ 750,427

October 29, 2005
 Common stock         $ 183,373     $ 32,892       $   -0-   $ 216,265
 Preferred stock        738,723          -0-       (17,529)    721,194
 Municipal bonds         82,244          -0-        (3,862)     78,382
 Mutual funds           325,276          -0-       (67,996)    257,280

                     $1,329,616     $ 32,892     $ (89,387) $1,273,121

Sales of securities available for sale during the years ended October 28, 2006 and October 29, 2005 were as follows:

                                       2006            2005

Proceeds from sales                $ 728,933        $136,311

Gross realized gains                $ 16,140        $ 21,109

Gross realized losses               $ 37,503        $ 27,730

            OPT-Sciences Corporation and Subsidiary
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - Income Taxes

The income tax expense of the Company consists of the following:

                                    2006               2005
Current tax expense:

 Federal                          $208,702           $214,212

 State                              60,241             55,356

 Total                             268,943            269,568

Deferred tax expense:

 Federal                             1,330            (59,018)

 State                                 329            (13,505)

 Total                               1,659            (72,523)

Income Tax Expense                $270,602           $197,045

At October 28, 2006, the Company had a deferred tax asset of $84,340 and a deferred tax liability of $81,270, resulting in a net deferred tax asset of $3,070.

At October 29, 2005 the Company had a deferred tax asset of $87,236 and a deferred tax liability of $51,062, resulting in a net deferred tax asset of $36,174.


Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. These differences arose principally from the use of accelerated tax depreciation and the carry forward of capital and net operating losses.

At October 28, 2006, the Company had capital loss carry forwards of $151,576 expiring in 2007 through 2009. Of these losses, an amount equal to $37,977 plus capital losses from this year of $21,363 is deemed to be usable before expiration.

NOTE 5 - Major Customers

Two customers accounted for $2,241,853 of net sales during the year ended October 28, 2006. The amount due from these customers, included in trade accounts receivable, was $504,554 on October 28, 2006.

OPT-Sciences Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Two customers accounted for $2,584,931 of net sales during the year ended October 29, 2005. The amount due from these customers, included in trade accounts receivable, was $223,295 on October 29, 2005.

NOTE 6 - Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was $3,100,000 on October 28, 2006.

NOTE 7 - Related Party Transactions

During fiscal years 2006 and 2005, the Company incurred legal fees of $37,500 and $62,044, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner. Of the legal fees, $37,500 and $37,000 were included in accounts payable at October 28, 2006 and October 29, 2005, respectively.

During the fiscal year 2005, the Company paid consulting fees of $26,697 to the wife of the Company's President. This consultant relationship was terminated as of October 29, 2005.

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

              OPT-Sciences Corporation and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

well as the overall longer term strategies and objectives. It has not been fully determined whether to proceed further with the implementation of the reverse stock split or to consider other methodologies of reducing the costs of remaining a public company. Pending such further consideration, it has taken no further action on the September 1, 2004 initiative.

NOTE 9 - Impairment Loss


The Company has a coating unit that was purchased and installed in 2002. This unit has not generated significant revenue to date and is unlikely to do so in the future without the Company incurring significant costs to repair the unit. Such repairs are not guaranteed to make this unit operable.

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