Form 10QSB
period 2007-01-27
OPT SCIENCES CORP
filed 2007-03-26
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                            FOR THE TRANSITION PERIOD FROM _______TO ______


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

Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of January 27, 2007

Transitional Small Business Format (Check one)              YES [ ]  NO [X]














                              TABLE OF CONTENTS

FORM 10-QSB FIRST QUARTER REPORT - FISCAL YEAR 2007
OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                          PAGE

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements............................................  3

          Consolidated Balance Sheets -
             January 27, 2007(unaudited) and October 28, 2006.............  3

          Consolidated Statements of Income (unaudited)-
             thirteen weeks ended January 27, 2007 and
             thirteen weeks ended January 28, 2006 .......................  5

          Consolidated Statements of Cash Flows (unaudited)-
             thirteen weeks ended January 27, 2007 and
             thirteen weeks ended January 28, 2006 .......................  6

          Notes to Consolidated Financial Statements......................  7

Item 2.   Management's Discussion and Analysis or Plan of Operation.......  8
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

Item 6.   Exhibits........................................................ 12

Signatures ............................................................... 13













PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                Opt-Sciences Corporation
                               Consolidated Balance Sheets
                                          ASSETS

                                           January 27,          October 28,
                                              2007                  2006
CURRENT ASSETS          (unaudited)

Cash and cash equivalents           $       5,913,967         $  5,798,506
Trade accounts receivable                     777,132              811,369
Inventories                                   524,506              569,967
Prepaid expenses                               28,256               39,578
Prepaid income taxes                              -0-               23,900
Loans and exchanges                             3,140                3,505
Deferred taxes                                    -0-                3,070
Marketable securities                         715,294              750,427

  Total current assets                      7,962,295            8,000,322


PROPERTY AND EQUIPMENT

Land                                          114,006              114,006
Building and improvements                     449,987              449,987
Machinery and equipment                     1,415,709            1,415,709
Small tools                                    53,580               53,580
Furniture and fixtures                          8,624                8,624
Office equipment                               57,418               52,148
Automobiles                                    85,605               85,605

  Total property and
   equipment                                2,184,929            2,179,659

  Less:  accumulated depreciation           1,579,305            1,551,421

              Net property and
                 equipment                    605,624              628,238


OTHER ASSETS

Deposits                                        4,744                2,837

Total assets                            $   8,572,663         $  8,631,397

                             Opt-Sciences Corporation
                           CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                           January 27,          October 28,
                                             2007                  2006
CURRENT LIABILITIES                       (unaudited)

Accounts payable - trade                   $   39,830         $     83,621
Accrued income taxes                           17,400                  -0-
Deferred taxes                                  5,985                  -0-
Other current liabilities                     120,036              225,203

  Total current liabilities                   183,251              308,824


STOCKHOLDERS' EQUITY

   Common capital stock - par value
   $.25 per share - authorized
   and issued 1,000,000 shares                250,000              250,000
    Additional paid in capital                272,695              272,695
    Retained earnings                       8,032,452            7,977,615
    Accumulated other comprehensive income:
    Unrealized holding gain
        on marketable securities               21,483                9,481
    Less treasury stock at cost -
   224,415 shares and 224,415 shares         (187,218)            (187,218)


   Total stockholders' equity               8,389,412            8,322,573

            Total liabilities and
               stockholders' equity     $   8,572,663        $   8,631,397

                                 Opt-Sciences Corporation
                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                       Thirteen Weeks         Thirteen Weeks
                                            Ended                 Ended
                                          January 27,           January 28,
                                            2007                  2006
                                          (unaudited)

NET SALES                                 $   999,116        $   1,014,825

COST OF SALES                                 780,362              676,128

Gross profit on sales                         218,754              338,697


OPERATING EXPENSES

Sales & delivery                                9,326               10,007
General and administrative                    182,113              197,043

 Total operating expenses                     191,439              207,050

 Operating income                              27,315              131,647

OTHER INCOME                                   68,822               53,191

 Net income before taxes                       96,137              184,838

FEDERAL AND STATE
  INCOME TAXES                                 41,300               79,500

 Net income                                    54,837              105,338

RETAINED EARNINGS -
  beginning of period                       7,977,615            7,573,422

RETAINED EARNINGS -
  end of period                         $   8,032,452        $   7,678,760


EARNINGS PER SHARE OF
  COMMON STOCK                          $        0.07        $        0.14

Average shares of stock
  outstanding                                 775,585              775,585

                             Opt-Sciences Corporation
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Thirteen          Thirteen
                                           Weeks Ended       Weeks Ended
                                         January 27, 2007  January 28, 2006
                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 $   54,837          $    105,338

Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation                                   27,884                29,049
Loss on sale of securities                        524                    16

Decrease (increase) in:
Accounts receivable                            34,237               (90,940)
Inventories                                    45,461                10,160
Prepaid expenses                               11,322                   700
Prepaid income taxes                           23,900                   -0-
Loans and exchanges                               365                   520
Deposits                                       (1,907)                  -0-

(Decrease) increase in:
Accounts payable                              (43,791)               (7,568)
Accrued income taxes                           17,400              (170,500)
Other current liabilities                    (105,167)              (89,163)

Net cash provided (used) by
         operating activities                  65,065              (212,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment            (5,270)               (6,136)
Purchases of securities                       (42,387)              (26,321)
Sales of securities                            98,053                    20

Net cash provided (used) by
   investing activities                        50,396               (32,437)

Increase (Decrease) in cash                   115,461              (244,825)

Cash and cash equivalents
at beginning of period                      5,798,506             5,356,228

Cash and cash equivalents
at end of period                        $   5,913,967         $   5,111,403

SUPPLEMENTAL DISCLOSURES:

Income taxes paid                       $        -0-          $     250,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant inter company accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2007. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 28, 2006 together with the auditors' report filed as part of the Company's 2006 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:

                                   January 27, 2007   October 28, 2006
                                      (Unaudited)

      Raw materials and supplies        $196,124          $226,048
      Work in progress                   292,260           305,974
      Finished goods                      36,122            37,945

            Total Inventory             $524,506          $569,967

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to the following principal risks and uncertainties. (We provide greater detail regarding these factors in our 2006 Form 10-KSB, included in the Company Risk Factors section. Our forward-looking statements may also be subject to other risks and uncertainties including those discussed in the Risks and Uncertainties section of this Quarterly Report and in our other filings with the SEC.)

   -Uncertainties about the future demand for the Company's products; -Risks associated with dependence on a few major customers;
   -The timing and completion of significant orders; and -The performance and reliability of the Company's vendors and their products.

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on robust commercial, business and regional aircraft markets and, to a lesser degree, on the military aircraft market. We recorded first quarter sales of $999,116 and net income of $54,837. Sales are down 19.2% from the fourth quarter of 2006 primarily due to a process problem resulting in deferred shipments on two production lines. Net income of $54,837 was down 42.6% from the prior quarterly period because of an increase in manufacturing expenses including a higher than customary consumption of inventory and increased employee expense from the addition of two engineers in the first quarter. Sales and net income for the first quarter of 2007 are down 1.5% and 47.9% respectively from the same period in 2006. Our backlog of unshipped orders at the end of the first quarter of 2007 increased to $1,764,900, a 32.8% increase over the end of the fourth quarter and a 55.9% increase over unshipped orders at the end of the first quarter of 2006. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 50% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter. When one of these customers defers a sizable order, sales for the following quarter often rebound as the customer replenishes its inventory. Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 75% of our current backlog of unshipped orders before the end of the second quarter of fiscal 2007. If we do so, we expect second quarter sales to reach $1,300,000. In addition, we project revenues this fiscal year at approximately $4,500,000, unless there is an unanticipated downturn in demand for the Company's products, or there is a critical problem with the Company's suppliers of such specialty components, such as polarizers, adhesives or etched glass, each of which is currently sole sourced.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, inventory is estimated quarterly and reconciled at the end of the fiscal year when a detailed audit is conducted (also see Notes to Consolidated Financial Statements, 1. Summary of Significant Accounting Policies, and Note 2. Inventories).

RESULTS OF OPERATIONS

NET SALES
Net sales of $999,116 for the first quarter of 2007 decreased 19.2% from the fourth quarter of 2006 and decreased 1.5% from the same period in 2006. This decrease in sales from the fourth quarter of 2006 was due primarily to a process quality problem with two production lines, which resulted in missed shipments in the first quarter. We anticipate that these deferred shipments will be completed and shipped in the second quarter.

COST OF SALES
Cost of sales for the first quarter of 2007 of $780,362 decreased $117,656 from $898,018 for the fourth quarter of 2006. Cost of sales increased $104,234 or 15.4% for the first quarter versus the same period in 2006. This was primarily the result of increases in cost associated with additional engineering personnel and costs associated with higher than expected raw material consumption stemming from process quality problems in the first quarter. As a result, the gross profit margin of 22% for the first quarter of 2007 dropped from 33% for the first quarter of 2006. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control, engineering and quality departments.

TOTAL OPERATING EXPENSES
Total operating expenses, including selling, general and administrative expenses, were $191,439 for the first quarter of 2007, a decrease of 13.0% compared to $220,119 for the fourth quarter of 2006. This decrease from the second quarter of 2006 was in a large part due to decreases in several administrative areas. Total operating expenses for the first quarter of 2007 decreased 7.5% over the same period in 2006. The decrease from the same period last year was due to decreases in travel expenses, salaries and several other administrative areas. Our general and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
Operating income for the first quarter of 2007 of $27,315 decreased about 62.6% from fourth quarter 2006 operating income of $72,977. Operating income decreased 79.2% from $131,647 for the same period in 2006. The decrease over the same period last year is primarily due to increases in raw material consumption and high manufacturing expenses.

OTHER INCOME
Other income of $68,822 for the first quarter of 2007 increased compared to $60,363 from the fourth quarter of 2006 and $53,191 for the same period in 2006 primarily due to higher interest rates.

NET INCOME
Net income of $54,837 for the first quarter of 2007 compared to $95,538 for the fourth quarter of 2006 and $105,338 for the same period in 2006 as a result of the factors described above.

BACKLOG OF ORDERS
During the first quarter, the Company booked $1,460,400 in new orders compared to $1,055,800 in new orders booked for the fourth quarter of 2006 and

$1,143,800 in the first quarter of 2006. Our backlog of unshipped orders stood at $1,764,900 at the end of the first quarter, up $435,700 from the end of the fourth quarter 2006 and up $632,700 from the first quarter of 2006. This increase in backlog reflects a general strengthening of the market for aircraft components.

FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have increased $115,461 from the beginning of the 2007 fiscal year. This increase was in large part due to selling a significant portion of the company's portfolio of preferred stocks in order to invest in certificates of deposit. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.

RISKS AND UNCERTAINTIES

The future of our Company depends on our ability to develop or acquire new products. There is no assurance, however, that we will be successful in achieving market acceptance of the new products that we develop or acquire.

The future market for the Company's aircraft instrument glass used on LCDs is difficult to predict. Although the Company's existing 10.4" diagonal display business is growing, it is now competing with 14.1" and 15.1" diagonal displays in new production aircraft. When the larger displays are selected, fewer are needed resulting in lower volume and lower sales revenue, and as a result, we believe competition among vendors will become more intense. We expect this competition will take the form of lower prices and shorter delivery times. The opportunities to expand the existing product lines are limited without the acquisition of additional equipment. LCD displays which require flat glass coated by the Company represents approximately 75% of our business. The LCD cover glass design can range from a simple anti-reflective coated piece of glass to a much more complex lamination requiring bus bars and transparent conductive coatings for electro-magnetic interference protection. Cover glass designs for LCDs have opened the market to prospective competitors who do not otherwise have the ability to manufacture older legacy wedge glass.

We continue to face competition from established companies that have significantly greater resources. Certain of our competitors enjoy substantial competitive advantages, such as:

  - Greater corporate name recognition, larger marketing budgets and greater resources;
  - Established marketing relationships and access to larger customer bases;
    and
  - Substantially greater financial, technical and other resources.

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

ITEM 3. CONTROLS AND PROCEDURES

a.  Evaluation Of Disclosure Controls And Procedures.  Based on his evaluation

                                      11
as of the end of the periods covered by this report, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures referred to in paragraph 4(c) of his Certification included as an exhibit to this report were effective.
b. Changes In Internal Controls. During the period covered by this report, the Company has not made any change to its internal controls over financial reporting as referred to in paragraph 4(d) of the Certification of the Company's principal executive officer and principal financial officer included as an exhibit to this report that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

         None.

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

(a) EXHIBITS

                                           12

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

                                                     OPT-SCIENCES CORORATION

                                                     By: /s/Anderson L. McCabe

                                                     ------------------------
                                                     Anderson L. McCabe
                                                     Chief Executive Officer
                                                     Dated: March 15, 2007

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)for Opt-Sciences Corporation and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Opt-Sciences Corporation, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of Opt-Sciences Corporation's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in Opt-Sciences Corporation's internal control over financial reporting that occurred during Opt-Sciences

                                      13
Corporation's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Opt-Sciences Corporation's internal control over financial reporting; and

 5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to Opt-Sciences Corporation's auditors and the audit committee of Opt-Sciences Corporation's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Opt-Sciences Corporation's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Opt-Sciences Corporation's internal control over financial reporting.

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: March 15, 2007

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:(1)the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended January 27, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: March 15, 2007















                                                      14