Form 10QSB
period 2007-04-28
OPT SCIENCES CORP
filed 2007-06-07
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 28, 2007.

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

Class, Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of May 31, 2007.

Transitional Small Business Format (Check one)                 YES [ ]  NO [X]














                             TABLE OF CONTENTS

             FORM 10-QSB SECOND QUARTER REPORT - FISCAL YEAR 2007
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                          PAGE

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements............................................  3

          Consolidated Balance Sheets -
             April 28, 2007(unaudited) and October 28, 2006...............  3

          Consolidated Statements of Income and Retained Earnings (unaudited)
             thirteen and twenty-six weeks ended April 28, 2007 and
             thirteen and twenty-six weeks ended April 29, 2006...........  5

          Consolidated Statements of Cash Flows (unaudited)-
             twenty-six weeks ended April 28, 2007 and
             twenty-six weeks ended April 29, 2006........................  6

          Notes to Consolidated Financial Statements......................  7

Item 2.   Management's Discussion and Analysis or Plan of Operation.......  8
             Cautionary Statement Regarding Forward-Looking Information Executive Summary
             Critical Accounting Policies and Estimates
             Results of Operations
             Financial Condition
             Risks and Uncertainties

Item 3.   Controls and Procedures.........................................  12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....  12

Item 3.   Defaults Upon Senior Securities.................................  12

Item 4.   Submission of Matters to a Vote of Security Holders.............  12

Item 5.   Other Information...............................................  12

Item 6.   Exhibits and Reports on Form 8-K ...............................  13

Signatures ...............................................................  13













                       PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             Opt-Sciences Corporation
                            CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                               April 28,          October 28,
                                                 2007                 2006
                                             (unaudited)
CURRENT ASSETS

Cash and cash equivalents                    $5,951,773           $5,798,506
Trade accounts receivable                       839,454              811,369
Inventories                                     577,881              569,967
Prepaid expenses                                 20,849               39,578
Prepaid income taxes                                -0-               23,900
Loans and exchanges                               2,285                3,505
Deferred taxes                                      -0-                3,070
Marketable securities                           883,593              750,427

  Total current assets                        8,275,835            8,000,322


PROPERTY AND EQUIPMENT

Land                                            114,006              114,006
Building and improvements                       449,987              449,987
Machinery and equipment                       1,454,013            1,415,709
Small tools                                      53,580               53,580
Furniture and fixtures                            8,624                8,624
Office equipment                                 57,419               52,148
Automobiles                                      71,211               85,605

  Total property and
           equipment                          2,208,840            2,179,659

  Less:  accumulated depreciation             1,594,412            1,551,421

              Net property and
                 equipment                      614,428              628,238


OTHER ASSETS

Deposits                                          4,170                2,837

Total assets                                 $8,894,433           $8,631,397









                                        -3-
                          Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                           April 28,         October 28,
                                             2007               2006
                                          (unaudited)

CURRENT LIABILITIES

Accounts payable - trade                     $32,183            $83,621
Accrued income taxes                          82,011                -0-
Deferred taxes                                 2,931                -0-
Other current liabilities                    159,335            225,203

  Total current liabilities                  276,460            308,824


STOCKHOLDERS' EQUITY

    Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares               250,000            250,000
    Additional paid in capital               272,695            272,695
    Retained earnings                      8,265,060          7,977,615
    Accumulated other comprehensive income    17,436              9,481
    Less treasury stock at cost -
   224,415 shares and 224,415 shares        (187,218)          (187,218)


   Total stockholders' equity               8,617,973         8,322,573

            Total liabilities and
               stockholders' equity        $8,894,433        $8,631,397























                                     -4-
                           Opt-Sciences Corporation
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited)

                  Thirteen         Thirteen       Twenty-Six      Twenty-Six
                    Weeks            Weeks          Weeks           Weeks
                    Ended            Ended          Ended           Ended
                  April 28,        April 29,      April 28,       April 29,
                    2007             2006           2007             2006

NET SALES        $1,467,128        $990,403        $2,466,244     $2,005,228

COST OF SALES       916,853         690,314         1,697,215      1,366,442

Gross profit
   on sales         550,275         300,089           769,029        638,786


OPERATING EXPENSES

Sales & delivery     11,848           9,793            21,174         19,800
General and
   administrative   218,340         162,342           400,453        359,385

 Total operating
    expenses        230,188         172,135           421,627        379,185

 Operating income   320,087         127,954           347,402        259,601

OTHER INCOME         87,921          35,272           156,743         88,463

 Net income
    before taxes   408,008          163,226           504,145        348,064

FEDERAL AND STATE
  INCOME TAXES     175,400           70,200           216,700        149,700

 Net income        232,608           93,026           287,445        198,364

RETAINED EARNINGS -
  beginning of
  period         8,032,452        7,678,760         7,977,615      7,573,422

RETAINED EARNINGS -
  end of
  period        $8,265,060       $7,771,786        $8,265,060     $7,771,786


EARNINGS PER SHARE OF
  COMMON STOCK        0.30             0.12              0.37           0.26

Average shares of stock
  outstanding      775,585          775,585           775,585        775,585

                               Opt-Sciences Corporation
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                             Twenty-six            Twenty-six
                                             Weeks Ended          Weeks Ended
                                            April 28, 2007      April 29, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $287,445            $198,364

Adjustments to reconcile net income to net
cash (used) provided by operating activities:
Depreciation                                      57,385              59,108
Loss (gain) on sale of securities                (24,727)             22,496

Decrease (increase) in:
Accounts receivable                              (28,085)            (55,432)
Inventories                                       (7,914)            (30,567)
Prepaid expenses                                  18,729              (6,329)
Prepaid income taxes                              23,900                 -0-
Loans and exchanges                                1,220               1,055

(Decrease) increase in:
Accounts payable                                 (51,438)             25,548
Accrued income taxes                              82,011            (230,434)
Other current liabilities                        (65,868)            (82,673)

Net cash (used) provided by
         operating activities                    292,658             (98,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment              (43,575)            (17,229)
Deposits                                          (1,333)             (1,518)
Purchases of securities                         (355,040)            (26,676)
Sales of securities                              260,557             650,828

Net cash (used) provided by
         investing activities                   (139,391)            605,405

Increase in cash                                 153,267             506,541

Cash and cash equivalents
at beginning of period                         5,798,506           5,356,228

Cash and cash equivalents
at end of period                              $5,951,773          $5,862,769

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                            $111,318            $380,912

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first six months of the Company's fiscal year 2007. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 28, 2006 together with the auditors' report filed as part of the Company's 2006 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:

                                     April 28, 2007    October 28, 2006
                                      (Unaudited)

      Finished goods                    $ 211,394          $ 226,048
      Raw materials and supplies          321,191            305,974
      Work in progress                     45,296             37,945

            Total Inventory             $ 577,881          $ 569,967

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


4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Standards Accounting Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 with early adoption permitted. We will adopt Interpretation 48 for our fiscal year 2008, and do not currently expect the adoption of Interpretation 48 to have a impact on our financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding these factors in our 2006 Form 10-K, including in the Company Risk Factors section. Our forward-looking statements may also be subject to other risks and uncertainties including those discussed in the Risks and Uncertainties section of this Quarterly Report or in our other filings with the SEC.

   -Uncertainties about the future demand for the Company's products; -Risks associated with dependence on a few major customers;
   -The timing and completion of significant orders; and -The performance and reliability of the Company's vendors.

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional aircraft market and to a lesser degree the military aircraft market. We recorded second quarter sales of $1,467,128 and net income of $232,608. Sales are up 47% and net income is up 324% from the first quarter of 2007. The significant increases are the result of three factors: (i) sales in the first quarter were lower than expected; (ii) sales in the second quarter of 2007 were higher than expected, reflecting an improved market and higher backlog of orders; (iii) the percen-tage increase in profits is much larger than the percentage increase in sales because of increased economies of scale. Sales and net income are up 48% and 150% respectively from the second quarter of 2006. Our backlog of unshipped orders at the end of the second quarter of 2007 increased to $2,361,500, a 34% increase over the end of the first quarter. This is also a 72% increase over unshipped orders at the end of the second quarter of 2006. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our need to make shipments. Since the Company has two customers that together represent over 50% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter. When one of these customers defers a sizable order, sales for the following quarter often rebound as the customer replenishes its inventory. Based on our understanding of the industry and the needs of our customers, we fully expect to complete and ship 90% of our current backlog of unshipped orders before the end of fiscal 2007. Accordingly, we currently expect third quarter sales to reach $1,500,000. In addition, we project revenues this fiscal year at over $5,000,000, unless there is an unanticipated downturn in demand for the Company's products, or there is a critical problem with the Company's suppliers of such specialty components, such as polarizers, adhesives or etched glass, each of which is currently sole sourced.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, inventory is estimated quarterly and reconciled at the end of the fiscal year when a detailed audit is conducted (also see Notes to Consolidated Financial Statements, Note 1 Summary of Significant Accounting Policies and Note 2 Inventories).

RESULTS OF OPERATIONS

NET SALES
Net sales of $1,467,128 for the second quarter of 2007 increased 48% from 2006 second quarter sales of $990,403, and increased 47% from $999,116 in the first quarter of fiscal 2007. The increase from the first quarter of 2007 was in part due to production difficulties in that quarter which have since been corrected and due to a significant increase in demand which is reflected in our increased backlog. The increase from the same period last year was to some extent anticipated because during that period last year our Company suffered from an unexpected temporary reduction in demand by one of our largest customers.

COST OF SALES
Cost of sales for the second quarter of 2007 of $916,853 increased from 690,314 for the second quarter of 2006. This increase is in a large part due to the increase in sales from the same quarter last year. Cost of sales increased $136,491 or 17% from the first quarter. The gross profit margin of 31% for the second quarter of 2007 has increased from the 21% for the first quarter primarily because of an increase in economies of scale in manufacturing resulting from the higher sales and the resolution of certain production difficulties. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GENERAL AND ADMINISTRATIVE
Total operating expenses, including selling, general and administrative expenses, were $218,340 for the second quarter of 2007 compared to $162,342 for the second quarter of 2006. This increase from the second quarter of 2006 was in a large part due to an increase in sales. Our general, and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
Operating income for the second quarter of $320,087 increased about 150% from 2006 second quarter operating income of $127,954 and increased dramatically from $27,315 in the first quarter of 2007. Reasons for the increase over the second quarter of 2006 are due to increased sales and increased production efficiency as described above.

OTHER INCOME
Other income of $87,921 for the second quarter of 2007 increased compared to $35,272 from second quarter of 2006 and 68,822 for the first quarter of 2007. This improvement is related to higher yields of the investment portfolio, which formerly had a significant holding of preferred stocks.

NET INCOME
Net income of $241,108 for the second quarter of 2007 compared to $93,026 for the second quarter of 2006 and $54,837 in the first quarter of 2007 as result of the factors described above.

BACKLOG OF ORDERS
During the second quarter, the Company booked $2,063,000 in new orders compared to $1,234,100 in new orders booked for the second quarter of 2006 and $1,460,400 in the first quarter of 2007. Our backlog of unshipped orders stood at $2,361,500 at the end of the second quarter. This backlog is up
                                     -10-
approximately 72% from the end of the 2006 second quarter and up approximately 34% from the end of the first quarter of 2007.

FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have increased $37,806 from the first quarter of 2007 and increased $89,004 from the end of the second quarter of 2006. The fluctuations in cash and cash equivalents are primarily a result of income earned and investments in the Company's portfolio of securities. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requiring each company and its public accounting firm to report on the effectiveness of the company's internal controls over financial reporting, will first apply to the Company's Annual Report on Form 10-KSB for the Fiscal Year 2009. The Company expects its operating expenses will increase further as a result of the costs associated with implementation of and maintaining compliance with Section 404 and other provisions of the Sarbanes-Oxley Act.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not solicit proxies for the Annual Stockholders Meeting held on March 28, 2007. The Board of Directors as previously reported to the SEC was reelected in its entirety.

ITEM 5.  OTHER INFORMATION

Status of the Company's Reverse Stock Split. On September 1, 2004 the Board of Directors of the Company made a determination to amend the Articles of Incorporation and implement a reverse stock split on the basis of 1:2,000 shares. The purpose of this decision was to take the Company private and avoid ongoing and increasing costs related to the public reporting status of the Company and compliance with the Sarbanes-Oxley Act. The principal stockholders representing over 2/3 of the outstanding shares consented to such action. Under New Jersey law, consent by 2/3 of the stockholders is sufficient without the need of conducting a stockholders meeting. On November 3, 2004, the Company made preliminary filings of a Schedule 14C and a Schedule 13(e)3 with the Securities and Exchange Commission. The SEC responded to such filings on December 3, 2004. On January 20, 2005 the Company filed an amended
Schedule 14C and an amended Schedule 13(e)3. On February 9, 2005 the SEC provided the Company a second letter of comments. The Company continues to review this matter and other methods of reducing the burdens and costs of retaining its status as a reporting company, but it is not expected to take any action in the near term.

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

                                                     OPT-SCIENCES CORORATION

                                                     By: /s/Anderson L. McCabe

                                                     ------------------------
                                                     Anderson L. McCabe
                                                     Chief Executive Officer
                                                     Dated: June 7, 2007

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

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: June 7, 2007

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sabanes-Oxley Act of 2002,18 U.S.C. Section 1350, that:(1)the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended April 28, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: June 7, 2007