Form 10QSB
period 2007-07-28
OPT SCIENCES CORP
filed 2007-09-11
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 28, 2007.

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

Class, Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of August 31, 2007.

Transitional Small Business Format (Check one)                 YES [ ]  NO [X]














                             TABLE OF CONTENTS

             FORM 10-QSB SECOND QUARTER REPORT - FISCAL YEAR 2007
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                          PAGE

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements............................................  3

          Consolidated Balance Sheets -
             July 28, 2007(unaudited) and October 28, 2006................  3

          Consolidated Statements of Income and Retained Earnings (unaudited)
             thirteen and thirty-nine weeks ended July 28, 2007 and
             thirteen and thirty-nine weeks ended July 29, 2006...........  5

          Consolidated Statements of Cash Flows (unaudited)-
             thirty-nine weeks ended July 28, 2007 and
             thirty-nine weeks ended July 29, 2006........................  6

          Notes to Consolidated Financial Statements......................  7

Item 2.   Management's Discussion and Analysis or Plan of Operation.......  8
             Cautionary Statement Regarding Forward-Looking Information Executive Summary
             Critical Accounting Policies and Estimates
             Results of Operations
             Financial Condition
             Risks and Uncertainties

Item 3.   Controls and Procedures.........................................  12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....  12

Item 3.   Defaults Upon Senior Securities.................................  12

Item 4.   Submission of Matters to a Vote of Security Holders.............  12

Item 5.   Other Information...............................................  12

Item 6.   Exhibits........................................................  13

Signatures ...............................................................  13













                       PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             Opt-Sciences Corporation
                            CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                      ASSETS

                                               July 28,           October 28,
                                                 2007                 2006

CURRENT ASSETS

Cash and cash equivalents                    $6,195,062           $5,798,506
Trade accounts receivable                     1,170,936              811,369
Inventories                                     548,156              569,967
Prepaid expenses                                 14,054               39,578
Prepaid income taxes                                -0-               23,900
Loans and exchanges                               3,368                3,505
Deferred taxes                                    3,774                3,070
Marketable securities                           867,719              750,427

  Total current assets                        8,803,069            8,000,322


PROPERTY AND EQUIPMENT

Land                                            114,006              114,006
Building and improvements                       449,987              449,987
Machinery and equipment                       1,457,573            1,415,709
Small tools                                      53,580               53,580
Furniture and fixtures                            8,624                8,624
Office equipment                                 57,419               52,148
Automobiles                                      71,211               85,605

  Total property and
           equipment                          2,212,400            2,179,659

  Less:  accumulated depreciation             1,623,931            1,551,421

              Net property and
                 equipment                      588,469              628,238


OTHER ASSETS

Deposits                                          2,837                2,837

Total assets                                 $9,394,375           $8,631,397









                                        -3-
                          Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                           July 28,          October 28,
                                             2007               2006


CURRENT LIABILITIES

Accounts payable - trade                    $103,280            $83,621
Accrued income taxes                         206,582                -0-
Other current liabilities                    225,334            225,203

  Total current liabilities                  535,196            308,824


STOCKHOLDERS' EQUITY

Common capital stock - par value
   $.025 per share - authorized
   and issued 1,000,000 shares               250,000            250,000
Additional paid in capital                   272,695            272,695
Retained earnings                          8,518,838          7,977,615
Accumulated other comprehensive income         4,864              9,481
Less treasury stock at cost -
   224,415 shares and 224,415 shares        (187,218)          (187,218)


   Total stockholders' equity               8,859,179         8,322,573

            Total liabilities and
               stockholders' equity        $9,394,375        $8,631,397























                                     -4-
                           Opt-Sciences Corporation
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (unaudited)

                  Thirteen         Thirteen       Thirty-nine    Thirty-nine
                    Weeks            Weeks          Weeks           Weeks
                    Ended            Ended          Ended           Ended
                   July 28,         July 29,       July 28,        July 29,
                    2007             2006            2007            2006

NET SALES        $1,608,602      $1,069,054        $4,074,846     $3,074,282

COST OF SALES       997,649         754,258         2,694,864      2,120,700

Gross profit
   on sales         610,953         314,796         1,379,982        953,582


OPERATING EXPENSES

Sales & delivery      9,283          20,446            30,457         40,246
General and
   administrative   228,289         163,966           628,742        523,351

 Total operating
    expenses        237,572         184,412           659,199        563,597

 Operating income   373,381         130,384           720,783        389,985

OTHER INCOME         71,897          63,007           228,640        151,470

 Net income
    before taxes    445,278         193,391           949,423        541,455

FEDERAL AND STATE
  INCOME TAXES      191,500          83,100           408,200        232,800

 Net income         253,778         110,291           541,223        308,655

RETAINED EARNINGS -
  beginning of
  period          8,265,060       7,771,786         7,977,615      7,573,422

RETAINED EARNINGS -
  end of
  period         $8,518,838      $7,882,077        $8,518,838     $7,882,077


EARNINGS PER SHARE OF
  COMMON STOCK         0.33            0.14              0.70           0.40

Average shares of stock
  outstanding      775,585          775,585           775,585        775,585

                               Opt-Sciences Corporation
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                             Thirty-nine          Thirty-nine
                                             Weeks Ended          Weeks Ended
                                            July 28, 2007        July 29, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $541,223            $308,655

Adjustments to reconcile net income to net
cash (used) provided by operating activities:
Depreciation                                      86,904              88,833
Loss (gain) on sale of securities                (27,049)             21,363

Decrease (increase) in:
Accounts receivable                             (359,567)           (135,432)
Inventories                                       21,811            (180,056)
Prepaid expenses                                  25,524               2,519
Prepaid income taxes                              23,900                 -0-
Loans and exchanges                                  137                 100

(Decrease) increase in:
Accounts payable                                  19,659             121,898
Accrued income taxes                             206,582            (219,259)
Other current liabilities                            131             (53,203)

Net cash provided (used) by
         operating activities                    539,255             (44,582)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment              (47,135)            (21,317)
Deposits                                             -0-               1,387
Purchases of securities                         (391,289)           (154,115)
Sales of securities                              295,725             715,183

Net cash (used) provided by
         investing activities                   (142,699)            538,364

Increase in cash                                 396,556             493,782

Cash and cash equivalents
at beginning of period                         5,798,506           5,356,228

Cash and cash equivalents
at end of period                              $6,195,062          $5,850,010

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                            $177,718            $452,837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first nine months of the Company's fiscal year 2007. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 28, 2006 together with the auditors' report filed as part of the Company's 2006 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:

                                     July 28, 2007    October 28, 2006
                                      (Unaudited)

      Finished goods                    $  45,296          $  37,945
      Raw materials and supplies          157,253            226,048
      Work in progress                    345,607            305,974

            Total Inventory             $ 548,156          $ 569,967

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

We provide greater detail regarding these factors in our 2006 Form 10-K including the Company Risk Factors section. Our forward-looking statements may also be subject to other riks and uncertainties including those discussed in the Risks and Uncertainties section of this Quarterly Report or in our other filings with the SEC.

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional, and military aircraft market. We recorded third quarter sales of $1,608,602 and net income of $253,778. Sales are up 9.6% and net income is up 9.1% from the second quarter of 2007. This increase in third quarter sales as the direct result of receiving an unexpected series of large orders from one of our customers and a temporary increase in requirements from another customer. We expect sales in the fourth quarter to slip back somewhat as these new oders are completed. Sales and net income are up 50% and 130% respectively from the third quarter of 2006. Our backlog of unshipped orders at the end of the third quarter of 2007 was $1,966,900, a 17% decrease over the end of the second quarter, but a 37% increase over unshipped orders at the end of the third quarter of 2006. We believe that this backlog level will decrease as we continue to ship orders at a higher rate than new orders booked. We expect the backlog to eventually stabilize around $1.5 million. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our need to make shipments. Since the Company has two customers that together represent over 50% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter. When one of these customers defers a sizable order, sales for the following quarter often rebound as the customer replenishes its inventory. Based on our understanding of the industry and the needs of our customers, we fully expect to complete and ship 70% of our current backlog of unshipped orders before the end of fiscal 2007. Accordingly, we currently expect fourth quarter sales to be approximately $1,500,000. In addition, we project revenues this fiscal year at close to $5,500,000, unless there is an unanticipated downturn in demand for the Company's products, or there is a critical problem with the Company's suppliers of such specialty components, such as polarizers, adhesives or etched glass, each of which is currently sole sourced.

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

RESULTS OF OPERATIONS

NET SALES
Net sales of $1,608,602 for the third quarter of 2007 increased 50% from 2006 third quarter sales of $1,069,054, and increased 9.6% from $1,467,128 in the second quarter of fiscal 2007. The increase in sales from the second quarter was a direct result of receiving an unexpected series of large orders from one of our customers and a temporary increase in requirements from another customer. A modest increase in sales was anticipated from the same period last year because of a more robust aerospace market. However the actual increase was unexpected as explained above.

COST OF SALES
Cost of sales for the third quarter of 2007 of $997,649 increased from $754,258 for the third quarter of 2006. This increase is primarily due to the increase in sales from the same quarter last year. Cost of sales increased $80,796 or 8.8% from the second quarter of 2007. The gross profit margin of 38% for the third quarter of 2007 increased marginally from the 37% for the second quarter of 2007. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GENERAL AND ADMINISTRATIVE
Total operating expenses, including selling, general and administrative expenses, were $237,572 for the third quarter of 2007 compared to $184,412 for the third quarter of 2006. This increase from the third quarter of 2006 was primarily due to an increase in sales. Our general, and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
Operating income for the third quarter of $373,381 increased about 286% from 2006 third quarter operating income of $130,384 and increased 16.7% from $320,087 in the second quarter of 2007. Reasons for the increase over the third quarter of 2006 are due to increased sales and increased production efficiency as described above.

OTHER INCOME
Other income of $71,897 for the third quarter of 2007 increased compared to $63,007 from third quarter of 2006 and decreased from $87,921 for the second quarter of 2007. This improvement over the third quarter 2006 is related to higher yields of the investment portfolio, which formerly had a significant holding of preferred stocks.

NET INCOME
Net income of $253,778 for the third quarter of 2007 compared to $110,291 for the third quarter of 2006 and $232,608 in the second quarter of 2007 as result of the factors described above.

BACKLOG OF ORDERS
During the third quarter, the Company booked $1,214,000 in new orders compared to $1,132,100 in new orders booked for the third quarter of 2006 and $2,063,000 in the second quarter of 2007. Our backlog of unshipped orders stood at $1,966,900 at the end of the third quarter. This backlog is up
                                     -10-
approximately 43% from the end of the 2006 third quarter and down approximately 17% from the end of the second quarter of 2007.

FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have increased $396,556 for the first three quarters of 2007. This compares to an increase of $493,782 for the first three quarters of 2006. The reduction is primarily due to cash reqired to fund an increase in accounts receivable and an increase in the result of income earned and investments in the Company's portfolio of purchase of securities. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.

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

                                                     OPT-SCIENCES CORORATION

                                                     By: /s/Anderson L. McCabe

                                                     ------------------------
                                                     Anderson L. McCabe
                                                     Chief Executive Officer
                                                     Dated: September 11, 2007

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

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: September 11, 2007

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

                                       /s/Anderson L. McCabe

                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: September 11, 2007