Form 10KSB
period 2007-10-27
OPT SCIENCES CORP
filed 2008-01-28
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 27, 2007.

[ ]   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER: 0-1455


                            OPT-SCIENCES CORPORATION
                (Name of small business issuer in its charter)

                NEW JERSEY                           21-0681502
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY             08077
   Address of principal executive offices)             (Zip Code)



Issuer's telephone number                           (856) 829-2800

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

State issuer's revenues for its most recent fiscal year: $5,712,810.

The aggregate market value of the 239,945 common shares held by non-affiliates (i.e. excluding shares held by officers, directors and each person owning 5% or more of the outstanding stock) on December 31, 2007 was approximately $2,771,364 based on the average of the bid and asked price of the stock on that date as quoted by the Pink Sheets, in the non-NASDAQ over the counter market.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 775,585 shares of the issuer's common stock, par value of $.25, were outstanding on December 31, 2007.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (CHECK ONE): YES[ ] NO[X]

























































                             TABLE OF CONTENTS

                FORM 10-KSB ANNUAL REPORT - FISCAL YEAR 2007
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY

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

PART II

Item 5.  Market for Common Equity and Related Stockholder
         Matters and Small Business Issuer Purchases
         of Equity Securities......................................8
Item 6.  Management's Discussion and Analysis or Plan of
         Operation.................................................8
Item 7.  Financial Statements.....................................13
Item 8.  Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure...................13
Item 8A. Controls and Procedures..................................13
Item 8B. Other Information........................................13

PART III

Item 9.  Directors, Executive Officers, Promoters,
         Control Persons and Corporate Governance;
         Compliance with Section 16(a) of the
         Exchange Act.............................................14
Item 10. Executive Compensation...................................15
Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters...........16
Item 12. Certain Relationships and Related
         Transactions, and Director Independence..................17
Item 13. Exhibits.................................................17
Item 14. Principal Accountant Fees and Services...................18

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

Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 70% of the Fiscal Year 2007 backlog of unshipped orders before the end of the first quarter of fiscal 2008. If we do so, we expect first quarter sales to reach $1,500,000.

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

In Fiscal Year 2007, we hired additional production employees in support of our expanded sales. For Fiscal Year 2008, we expect slightly stronger commercial and business aircraft markets. We see more potential for growth in our conductive coating business which is used primarily, but not exclusively, on military platforms. We expect the anti-reflective coating market to show only moderate growth since it is used primarily in the commercial and business avionics sectors. Our future growth is contingent on increasing our capacity to provide conductive coatings, securing new customers, developing new products and providing adequate staff and facilities to meet our needs. We are continuing to look at increasing the current facility size or moving to a larger facility to accommodate higher capacity should it be required.

MARKETING AND SALES. Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services


                                       5
of manufacturers representatives or sales personnel. O & S Research, Inc. and our products are listed in the Thomas Register. We also maintain a sales website at osresearch.comand optsciences.com. We engage in a low cost public relations and advertising program. Purchasing personnel of major corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the anti-glare face plates covering the flat panel displays on the Boeing 777 and the 737 Next Generation models of commercial aircraft, with more of the display glass being used for the 737s. In 2008, Boeing is projected to produce approximately 80 777s and 350 737s. We expect that most of the future growth in overall commercial airplane production will be from the Boeing 737, 777 and 787. However, Boeing's manufacture of the 787 is not expected to increase our future revenues because its cockpit displays will be provided by RockwellCollins, a company that currently purchases its instrument glass requirements for the 787 from one of our competitors. In Fiscal 2007, we derived 50% of our revenues from two major customers, Honeywell Inc. and TPO Displays Corporation. The loss or curtailment of business with either of these companies could have a negative impact on our operating results.

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

EMPLOYEES. As of October 27, 2007, we employed 47 employees, of which 45 were full time individuals and none of who are members of organized labor. This represents an increase of 5 full time employees from the end of Fiscal 2006. We expect to make adjustments to our employee levels based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401K Plan for the benefit of all our employees; we do not have a stock option plan. The 401K Plan includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

AVAILABLE INFORMATION. We maintain a website, optsciences.com, where you may find additional information about our Company. Additional Company filings are available at the Securities & Exchange Commission's website, sec.gov. On our website, optsciences.com, we provide links to the SEC, to Yahoo for the latest stock quotations, to our transfer agent, StockTrans, and to our manufacturing subsidiary, O & S Research, Inc.

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







                                       7


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are not listed on an established public trading market, but are quoted by the Pink Sheets, in the non-NASDAQ over the counter market. The symbol for our Shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid quotations, for the calendar quarter indicated, as quoted by Pink Sheets LLC., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2006               Bid
First Quarter        $6.30 - 6.50
Second Quarter        6.50 - 8.00
Third Quarter         6.25 - 8.00
Fourth Quarter        6.25 - 6.50


Fiscal 2007               Bid
First Quarter        $6.70 -  7.55
Second Quarter        6.80 -  8.60
Third Quarter         6.80 - 10.50
Fourth Quarter        8.85 - 13.00

As of December 31, 2007, the closing bid for the Common Stock was $10.10. The closing ask price was $13.00. The Company had 924 stockholders of record of its Common Stock as of December 31, 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Opt-Sciences does not have any equity compensation plan in place and did not issue any equity securities to any person during Fiscal Year 2007.

DISTRIBUTIONS

We did not declare or pay any dividend on our Common Stock during Fiscal Year 2007 and, although there is no prohibition on payment of dividends, we do not anticipate the payment of dividends on our Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered securities during the three fiscal years ended October 27, 2007.

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

GENERAL

This Management's Discussion and Analysis as of October 27, 2007, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in this report. It may also contain forward-looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2008. We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts receivable.

Our cash position improved in Fiscal 2007, primarily because of the net income to $832,761 in Fiscal 2007. Other income also increased over the last year primarily due to the higher interest rates. Overall, our cash balances increased during Fiscal 2007 to $6,777,104 from $5,798,506 at the end of Fiscal 2006. At the same time, our total current assets increased $1,297,726 from $9,298,048 in Fiscal 2007 from 8,000,322 in Fiscal 2006.

Because of changes in the marketplace and an increasingly competitive environment, we believe it is necessary to make ongoing investments in new equipment and processes to compete successfully in the aerospace and commercial display markets. In Fiscal 2008, we have projected significant expenditures of capital to update equipment.

RESULTS OF OPERATIONS: FISCAL YEAR 2007

NET SALES
Net sales of $5,712,810 for the Fiscal Year 2007 increased $1,447,414 or approximately 34% from Fiscal 2006. This large increase in total sales over last year is due to a significant increase in orders from three of our major customers for three different reasons. One customer unexpectedly gave us a contract for the Eclipse 500 very light jet cockpit display glass; another customer decided to place more business with us instead of their other glass supplier; and the third customer created a temporary surge in demand as it migrated from one LCD platform to another.

COST OF SALES
Cost of sales increased $682,443 or 23% for Fiscal 2007 versus Fiscal 2006. This smaller increase relative to the increase in sales is primarily due to the Company's continuous improvement initiatives resulting in more efficient operations and lower scrap rates. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control and quality departments.


                                       9.



OPERATING EXPENSES
Operating expenses for Fiscal 2007 were $923,942, an increase of $140,226 over Fiscal 2006. Operating expenses include both General and Administrative expenses and Sales and Delivery expenses. Our General and Administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
Operating income increased $624,745 or 135% to $1,087,707 in Fiscal 2007 from $462,962 in 2006. The sizable increase over Fiscal 2006 is primarily due to the significant increase in sales revenue and higher gross margins.

OTHER INCOME
Other income of $314,452 for Fiscal Year 2007 increased from $211,833 for Fiscal Year 2006. This increase is mainly attributable to higher interest rates.

NET INCOME
Net income of $832,761 or $1.07 per share for Fiscal 2007 increased from $404,193 or $.52 per share for Fiscal 2006 as a result of the factors described above.

BACKLOG OF ORDERS
Our backlog of unshipped orders stood at $2,250,342 at the end of Fiscal Year 2007, up $946,678 from the end of Fiscal Year 2006 and up $283,395 from the end of the third quarter. We anticipate that the backlog will fluctuate between $1,500,000 to $2,500,000 in Fiscal 2008, assuming that we are able to book new business at the rate we are able to deliver products to our customers. Of the backlog of orders existing at year end, we expect to deliver 70% within the first quarter of Fiscal Year 2008. This increase in backlog reflects a general increase in demand for the Company's aircraft components.

RESULTS OF OPERATIONS: FISCAL YEAR 2006

Fiscal year 2006 ended with net sales of $4,265,396, a decrease of approxi-mately $57,800 or 1.3% over Fiscal 2005. The minor decrease in total sales for 2006 over 2005 was primarilY due to a decline in the demand for wedge glass products, a continuation of a trend we identified in our earlier reports. Cost of sales increased $30,857 or 1% for Fiscal 2006 versus Fiscal 2005. General and administrative expenses, including selling expenses, were $783,716 for Fiscal 2006, an increase of $21,847 over Fiscal 2005. These expenses were higher in Fiscal 2006 principally because of expenses associ-ated with Sarbanes/Oxley compliance.


                                       10
Operating income increased $54,349 or 13% to $462,962 in Fiscal 2006 from $408,613 in 2005. Interest and other income of $211,833 for Fiscal 2006 increased from $137,446 for Fiscal 2005. Net income after tax of $404,193 or $.52 per share for Fiscal 2006 increased from $349,014 or $.45 per share for Fiscal 2005.

INFLATION

During the three year period that ended on October 27, 2007, inflation did not have a material effect on our operating results.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

COMPANY RISK FACTORS

An investment in our common stock involves investment risks. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.


                                       11

1. Most of our commercial aircraft display products are for use in Boeing aircraft. The impact of Boeing's sales on the Company is difficult to project with a high degree of accuracy. The Boeing 787 scheduled for delivery in 2008 will utilize proprietary cockpit displays of RockwellCollins, which currently does not purchase instrument glass from us for these kinds of displays.

2. The future market for our business aircraft instrument glass presently appears to be stable. However, the Company has had to hold pricing on several major product offerings to maintain good customer relations. This ultimately causes an erosion of profit margins unless more productive and efficient means of production are implemented.

3. Our product offerings are concentrated. During Fiscal 2007 we derived 95% of our revenues from instrument glass used for avionics and related aerospace products.

4. Our revenues come from a limited number of customers.

5. For a major portion of our business, we rely on raw materials manu-factured exclusively in Japan. An interruption of supplies from Japan would have a significant impact on sales and our ability to support our customers.

6. Our success depends on the efforts and expertise of our President, Anderson L. McCabe. He is our chief executive officer, our chief financial officer and our principal marketing officer. His death, disability or termination of employment would adversely affect the future of our Company. We do not have employment contracts with Mr. McCabe or other management personnel. We do not maintain key man life insurance on Mr. McCabe or other key personnel.

7. Our future revenues and operating results change from quarter to quarter due to a number of factors, some of which are adverse, such as: - Reduced demand for our avionics related instrument glass; - Aggressive price competition by our competitors; - The introduction of alternate display products that do not utilize our products, such as rear projection displays;
- Overdue deliveries to our customers; and - Operational plans of our customers.

8. The market for our products is very competitive.

9. The technology being used for aircraft instruments is changing very rapidly. The use of wedge glass displays continues to decline. Demand for anti reflective coating on instrument panels is stable, but fewer, larger panels are commonly used in new and upgraded instrument systems. We see an increasing need for conductive coatings on instrument panels, which we hope will offset the effect of declining sales of coated wedge glass.

10. Our industry is subject to significant risk from outside influences, such as terrorist attacks (9/11) and biological epidemics (SARs and Avian


                                       12
flu outbreaks in Asia). Other factors that may in the future influence our industry are inflation, changes in diplomatic and trade relations with other countries, political and economic stability, tariffs, trade barriers and other regulatory barriers.

11. Purchase orders from our customers may include extensive product warranties. Accordingly, warranty claims may have an adverse effect on our future operating results.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated January 21, 2008, are filed as part of this report starting on page 23 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on an evaluation as of the end of Fiscal Year 2007, our principal executive officer and principal accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14( c ) and 15d-14( c ) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

We did not initiate any significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION.

None.

















                                       13
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT

INFORMATION REGARDING EXECUTIVE OFFICERS AND DIRECTORS

Our Directors serve until the next annual meeting of stockholders, or until their successors have been elected. Our officers serve at the pleasure of the Board of Directors.

Anderson L. McCabe, 52 years old, is our President, Chief Executive Officer and Chief Financial Officer. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as Process Engineer with managerial responsibilities. In 1986 he became our president. He has been director of the Company since 1987.

Arthur J. Kania, 76 years old, is our Secretary. He is not active in our day-to-day operations. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 52 years old, has been a director of the Company since 1987. He is not active in our day-to-day operations. He is a principal of Trikan Associates (real estate ownership and management-investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).

SECTION 16(A)   BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and any person owning ten percent or more of the Company's common stock, to file in their personal capacities initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership arrangements are required by SEC regulation to furnish to the Company copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Company's information statement. Based solely on the Company's review of copies of such statements received by, and on representations from, the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, the Company believes that all such statements were timely filed in 2007.

BOARD MEETINGS AND COMMITTEES

Audit Committee and Audit Committee Financial Expert

Our Board of Directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding


                                       14
accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our Board of Directors does not have an independent director. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial relevant business and accounting experience. Accordingly, the Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Board Meetings; Nominating and Compensation Committees

Our directors and officers do not receive remuneration from us unless approved by the Board of Directors or pursuant to an employment contract. We do not have any employment contract currently in place.
We pay each of our Directors a fixed annual stipend for acting as Director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefore. A total of $7,500 has been paid to each director for services as director during the last fiscal year.

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

SUMMARY COMPENSATION

              Annual Compensation                         Long Term Compensation
                                                            Awards     Pay-outs

  (a)        (b)    (c)     (d)     (e)       (f)      (g)     (h)      (i)

Name       Fiscal  Salary  Bonus   Other   Restricted Options/ LTIP    All
And        Year    (1)($)  ($)     Annual  Stock      SARs     Pay-    Other
Principal                          Compen- Award(s)   (#)(1)   Outs($) Compen-
Positions                          sation) ($)(1)                      sation
                                    ($)                                 ($)

Anderson   2007   $118,750 25,000  7,500*    -         -        -        -
L. McCabe  2006   $93,750  25,000  5,000*    -         -        -        -
President, 2005   $75,000  15,000  2,500*    -         -        -        -
CEO, CFO
Treasurer
and
Director
                     *Annual retainer as Director of Company


                                       15

DIRECTOR COMPENSATION FOR 2007 FISCAL YEAR
Cash Compensation
Name                  Annual Retainer Meeting Fees Consulting Fees Other Fees

Anderson L. McCabe      $7,500          $0                 $0         $0
Arthur J. Kania*        $7,500          $0                 $0         $0
Arthur J. Kania, Jr.    $7,500          $0                 $0         $0
*  See Certain Transactions and Relationships below.

OPTION/SAR GRANTS; DEFERRED EXECUTIVE COMPENSATION PLAN; EQUITY COMPENSATION
PLAN

The Company did not grant stock options or stock appreciation rights during Fiscal Year 2007, nor does it have any of such rights outstanding from prior years. The Company does not have any deferred executive compensation plan. The Company does not have any securities authorized for issuance under an equity compensation plan.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Arthur J. Kania is the father of Arthur J. Kania, Jr. and the father-in-law of Anderson L. McCabe. Those individuals constitute the Board of Directors. Anderson L. McCabe is the sole executive officer. Rose Sayen, an employee of Arthur J. Kania, is the Trustee of the Arthur J. Kania Trust, which is the principal shareholder of the Company.

During Fiscal year 2007, we incurred legal fees of $40,500 to the firm
Of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the Senior partner. Mr. Kania does not share or participate in fees generated from the Company.

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




                                       17
32. Certification pursuant to Section 906 of the Sarbanes Oxley Act included as an exhibit to this Form 10KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Type                        2006                2007
Audit Fees:                   $26,682             $28,468
Audit Related Fees:                $0                  $0
Tax Fees                           $0                  $0
Other Fees                         $0                  $0
  Total Fees                  $26,682             $28,468

(1) AUDIT FEES
This category includes the aggregate fees billed or accrued for each of the last two fiscal years for professional services rendered by the independent auditors for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB or 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years

(2) AUDIT-RELATED FEES
This category includes the aggregate fees billed in each of the last two fiscal years for services by the independent auditors that are reasonably related to the performance of the audits of the financial statements and are not reported above under "Audit Fees."

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

        Date: January 25, 2008




                                       18

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                     DATE

Anderson L. McCabe          President,           January 25, 2008
                            CEO, CFO
                            and Director


Arthur J. Kania             Secretary            January 25, 2008
                            and
                            Director
Arthur J. Kania, Jr.        Director             January 25, 2008


Lorraine Domask             Chief Accountant     January 25, 2008


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


Date: January 25, 2008

 /s/Anderson L. McCabe

Anderson L. McCabe President, Chief Executive Officer and Chief Financial
Officer




SECTION 906 CERTIFICATION

I, Anderson L. McCabe, Chief Executive Officer and Chief Financial Officer of OPT-SCIENCES CORPORATION (the "Company"), certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10KSB of the Company for the fiscal year ended October 27, 2007 (the "Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 25, 2008

                           By:/s/Anderson L. McCabe,
                    Chief Executive Officer and Chief Financial Officer










                                       20
















                               OPT - Sciences Corporation
                                    And Subsidiary

                                 Financial Statements

                            Years Ended October 27, 2007
                                 And October 28, 2006





































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

Notes to Consolidated Financial Statements..............................30









































                                       22

Report of Independent Registered Public Accounting Firm


To Stockholders and Board of Directors
OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of October 27, 2007 and October 28, 2006 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the two-year period ended October 27, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of October 27, 2007 and October 28, 2006 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two-year period ended October 27, 2007 in conformity with U.S. generally accepted accounting principles.



Goff, Backa, Alfera & Company, LLC
Pittsburgh, Pennsylvania

January 21, 2008












                                       23
                       Opt-Sciences Corporation
                      Consolidated Balance Sheets
The accompanying notes are an integral part of these financial statements

                                  ASSETS

                                   October 27,    October 28,
                                       2007           2006
CURRENT ASSETS

Cash and cash equivalents           $6,777,104  $ 5,798,506
Trade accounts receivable            1,012,659      811,369
Inventories                            592,660      569,967
Prepaid expenses                        21,074       39,578
Prepaid income taxes                       -0-       23,900
Loans and exchanges                      4,390        3,505
Deferred income taxes                      -0-        3,070
Marketable securities                  890,161      750,427

  Total current assets               9,298,048    8,000,322

PROPERTY AND EQUIPMENT

Land                                   114,006      114,006
Building and improvements              449,987      449,987
Machinery and equipment              1,485,573    1,415,709
Small tools                             53,580       53,580
Furniture and fixtures                   8,624        8,624
Office equipment                        57,419       52,148
Automobiles                             71,211       85,605

  Total property and
   equipment                         2,240,400    2,179,659

Less: accumulated depreciation       1,652,891    1,551,421

    Net property and
     equipment                         587,509      628,238

OTHER ASSETS

Deposits                                 2,837        2,837

   Total assets                    $ 9,888,394  $ 8,631,397
















                                       24
                         Opt-Sciences Corporation
                        Consolidated Balance Sheets
The accompanying notes are an integral part of these financial statements

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                          October 27,   October 28,
                                              2007        2006
CURRENT LIABILITIES

Accounts payable - trade                   $  86,759   $  83,621
Accrued income taxes                         267,980         -0-
Deferred income taxes                         30,100         -0-
Other current liabilities                    338,823     225,203

 Total current liabilities                   723,662     308,824


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.25 per share - authorized
and issued 1,000,000 shares                  250,000     250,000
Additional paid in capital                   272,695     272,695
Retained earnings                          8,810,376   7,977,615
Accumulated other comprehensive income:
Unrealized holding gain (loss)
on marketable securities                      18,879       9,481
Less treasury stock at cost -
224,415 shares                              (187,218)   (187,218)


 Total stockholders' equity                9,164,732   8,322,573

   Total liabilities and
    stockholders' equity                  $9,888,394  $8,631,397

                     Opt-Sciences Corporation
               Consolidated Statements of Operations
The accompanying notes are an integral part of these financial statements

                                 Fiscal Year Ended   Fiscal Year Ended
                                 October 27, 2007    October 28, 2006
                                    (52 weeks)           (52 weeks)

NET SALES                           $ 5,712,810        $ 4,265,396

COST OF SALES                         3,701,161          3,018,718

Gross profit on sales                 2,011,649          1,246,678

OPERATING EXPENSES

Sales & delivery                         46,427             60,739
General and administrative              877,515            722,977

  Total operating expenses              923,942            783,716

 Operating income                     1,087,707            462,962

OTHER INCOME                            314,452            211,833

Income before taxes                   1,402,159            674,795

FEDERAL AND STATE
INCOME TAXES                            569,398            270,602

Net income                              832,761            404,193

EARNINGS PER SHARE OF
COMMON STOCK                               1.07               0.52

Weighted average number
of shares                               775,585            775,585

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

                                            Accumulated
                                               Other
                                              Compre-
                  Common  Paid-in  Retained   hensive   Treasury
                  Stock   Capital  Earnings   Income      Stock     Total

BALANCE
OCTOBER 29,
2005             $250,000 $272,695 $7,573,422 $(32,202) $(187,218) $7,876,697

Net income
for fiscal
year ended
October 28,
2006                                  404,193                         404,193

Unrealized
holding gains
on securities
arising during
period, net of
tax of $31,445                                  41,683                 41,683

TOTAL COMPREHENSIVE INCOME                                            445,876

BALANCE
OCTOBER 28,
2006             $250,000 $272,695 $7,977,615 $  9,481  $(187,218) $8,322,573

Net income for
fiscal year
ended
October 27,
2007                                  832,761                         832,761

Unrealized
holding gains
on securities
arising during
period, net of
tax of
$7,089                                           9,398                  9,398

TOTAL COMPREHENSIVE INCOME                                            842,159

BALANCE
OCTOBER 27,
2007             $250,000 $272,695 $8,810,376 $ 18,879  $(187,218) $9,164,732

                       Opt-Sciences Corporation
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements


                                 Fiscal Year Ended    Fiscal Year Ended
                                 October 27, 2007     October 28, 2006
                                     (52 weeks)           (52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                              832,761              404,193

Adjustments to reconcile net income
to net cash (used) provided by
operating activities:

Depreciation                            115,864              118,719
(Gain) loss on sale of securities       (33,721)              21,363
Deferred income taxes                    26,080                1,659

Decrease (increase) in:
Accounts receivable                    (201,290)            (224,341)
Inventories                             (22,693)            (171,904)
Prepaid expenses                         18,504              (10,863)
Prepaid income taxes                     23,900              (23,900)
Loans and exchanges                        (885)               1,123

(Decrease) increase in:
Accounts payable                          3,138               21,170
Accrued income taxes                    267,980             (231,141)
Other current liabilities               113,620                6,095

  Net cash provided (used)
   by operating activities            1,143,258              (87,827)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment     (75,135)             (44,354)
Purchases of securities                (500,606)            (154,474)
Proceeds from sale of securities        411,081              728,933

  Net cash (used) provided
   by investing activities             (164,660)             530,105

                  Opt-Sciences Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements


                                 Fiscal Year Ended    Fiscal Year Ended
                                 October 27, 2007     October 28, 2006
                                   (52 weeks)            (52 weeks)

Increase in cash                    $   978,598          $   442,278

Cash and cash equivalents
  at beginning of year                5,798,506            5,356,228

Cash and cash equivalents
  at end of period                  $ 6,777,104          $ 5,798,506

SUPPLEMENTAL DISCLOSURES:

Interest paid                       $     3,550          $       571

Income taxes paid                   $   251,438          $   525,262

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $27,069 and $26,093 for the years ended October 27, 2007 and October 28, 2006, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.

                 OPT-Sciences Corporation and Subsidiary
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Inventories

Inventories consisted of the
following:
                                            October 27,     October 28,
                                              2007             2006

Raw materials and supplies                 $  215,935     $  226,048
Work in progress                              332,089        305,974
Finished goods                                 44,636         37,945


                                           $  592,660     $  569,967

NOTE 3- Marketable Securities

                                     Gross         Gross
                      Amortized    Unrealized    Unrealized    Fair
                         Cost        Gains          Losses     Value

October 27, 2007
 Common stock         $ 266,708     $ 40,639     $     -0-   $ 307,347
 Preferred stock        112,567          -0-       (10,747)    101,820
 Municipal bonds         82,244          -0-        (5,767)     76,477
 Mutual funds           395,521        8,996           -0-     404,517

                      $ 857,040     $ 49,635     $ (16,514)  $ 890,161

October 28, 2006
 Common stock         $ 221,069     $ 55,974     $     -0-   $ 277,043
 Preferred stock        112,567          -0-          (592)    111,975
 Municipal bonds         82,244          -0-        (5,072)     77,172
 Mutual funds           317,914          -0-       (33,677)    284,237

                      $ 733,794     $ 55,974     $ (39,341)  $ 750,427

Sales of securities available for sale during the years ended October 27, 2007 and October 28, 2006 were as follows:

                                       2007            2006

Proceeds from sales                $ 411,081       $ 728,933

Gross realized gains               $  81,116       $  16,140

Gross realized losses              $  47,39        $  37,503

            OPT-Sciences Corporation and Subsidiary
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - Income Taxes

The income tax expense of the Company consists of the following:

                                    2007               2006
Current tax expense:

 Federal                        $  412,054          $ 208,702

 State                             131,264             60,241

 Total                             543,318            268,943

Deferred tax expense:

 Federal                            21,825              1,330

 State                               4,255                329

 Total                              26,080              1,659

Income Tax Expense              $  569,398          $ 270,602

At October 27, 2007, the Company had a deferred tax asset of $57,758 and a deferred tax liability of $87,858, resulting in a net deferred tax liability of $30,100.

At October 28, 2006 the Company had a deferred tax asset of $84,340 and a deferred tax liability of $81,270, resulting in a net deferred tax asset of $3,070.


Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. These differences arose principally from the use of accelerated tax depreciation and the carry forward of capital and net operating losses.

At October 27, 2007, the Company had capital loss carry forwards of $85,745 expiring in 2007 through 2010. Of these losses, an amount equal to $27,985 after application of current year capital gains of $33,721 is deemed to be usable before expiration.

NOTE 5 - Major Customers

Two customers accounted for $2,889,796 of net sales during the year ended October 27, 2007. The amount due from these customers, included in trade accounts receivable, was $579,564 on October 27, 2007.

OPT-Sciences Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Two customers accounted for $2,241,853 of net sales during the year ended October 28, 2006. The amount due from these customers, included in trade accounts receivable, was $504,554 on October 28, 2006.

NOTE 6 - Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was $6,300,000 on October 27, 2007.

NOTE 7 - Related Party Transactions

During fiscal years 2007 and 2006, the Company incurred legal fees of $40,500 and $37,500, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner. Of the legal fees, $40,500 and $37,500 were included in accounts payable at October 27, 2007 and October 28, 2006, respectively.