Form 10KSB/A
period 2007-10-27
OPT SCIENCES CORP
filed 2008-01-29
CIK 74688

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

Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 70% of the Fiscal Year 2007 backlog of unshipped orders before the end of the first quarter of fiscal 2008. If we do so, we expect first quarter sales to reach $1,300,000.

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

Our cash position improved in Fiscal 2007, primarily because of the net income of $832,761 in Fiscal 2007. Other income also increased over the last year primarily due to the higher interest rates. Overall, our cash balances increased during Fiscal 2007 to $6,777,104 from $5,798,506 at the end of Fiscal 2006. At the same time, our total current assets increased $1,297,726 from $9,298,048 in Fiscal 2007 from 8,000,322 in Fiscal 2006.

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