Form 10QSB
period 2008-01-26
OPT SCIENCES CORP
filed 2008-03-19
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC  20549

                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2008.

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

Class, Common Stock, par value of $.25 per share: 775,585 Shares outstanding as of March 1, 2008.

Transitional Small Business Format (Check one)       YES [ ]    NO [X]






                           TABLE OF CONTENTS

          FORM 10-QSB FIRST QUARTER REPORT - FISCAL YEAR 2008
               OPT-SCIENCES CORPORATION AND SUBSIDIARY


                  PART I     FINANCIAL INFORMATION
                                                                          PAGE

Item 1.   Financial Statements............................................  3

          Consolidated Balance Sheets -
             January 26, 2008 (unaudited) and October 27, 2007............  3

          Consolidated Statements of Income
            and Retained Earnings (unaudited) -
             thirteen weeks ended January 26, 2008 and
             thirteen weeks ended January 27, 2007........................  5

          Consolidated Statements of Cash Flows (unaudited) -
             thirteen weeks ended January 26, 2008 and
             thirteen weeks ended January 27, 2007........................  6

          Notes to Consolidated Financial Statements......................  7

Item 2.   Management's Discussion and Analysis or Plan of Operation.......  8
             Cautionary Statement Regarding Forward-Looking Information Executive Summary
             Critical Accounting Policies and Estimates
             Results of Operations
             Financial Condition
             Risks and Uncertainties

Item 3.   Controls and Procedures.........................................  12

                   PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....  12

Item 3.   Defaults Upon Senior Securities.................................  12

Item 4.   Submission of Matters to a Vote of Security Holders.............  12

Item 5.   Other Information...............................................  12

Item 6.   Exhibits and Reports on Form 8-K................................  13

Signatures................................................................  13
















                   PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           Opt-Sciences Corporation
                         CONSOLIDATED BALANCE SHEETS

                               ASSETS

                               January 26,           October 27,
                                 2008                   2007
                               (unaudited)
CURRENT ASSETS

Cash and cash equivalents    $  6,617,153          $  6,777,104
Trade accounts receivable         927,095             1,012,659
Inventories                       663,269               592,650
Prepaid expenses                   16,810                21,074
Loans and exchanges                 4,346                 4,390
Deferred income taxes               4,509                   -0-
Marketable securities             812,648               890,161

  Total current assets          9,045,830             9,298,048


PROPERTY AND EQUIPMENT

Land                              114,006               114,006
Building and improvements         449,987               449,987
Machinery and equipment         1,485,573             1,485,573
Small tools                        53,580                53,580
Furniture and fixtures             14,683                 8,624
Office equipment                   57,419                57,419
Automobiles                        71,211                71,211

  Total property and
           equipment            2,546,459             2,240,400

  Less:  accumulated depreciation
                                1,679,802             1,652,891

  Net property and
   equipment                      566,657               587,509


OTHER ASSETS

Deposits                            2,837                 2,837

Total assets                 $  9,615,324          $  9,888,394



                           Opt-Sciences Corporation
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                               January 26,           October 27,
                                 2008                   2007
                               (unaudited)

CURRENT LIABILITIES

Accounts payable - trade        $  56,577            $   86,759
Accrued income taxes              154,580               267,980
Deferred income taxes                 -0-                30,100
Other current liabilities         137,338               338,823

  Total current liabilities       348,495               723,662


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.025 per share - authorized
and issued 1,000,000 shares       250,000               250,000
Additional paid in capital        272,695               272,695
Retained earnings               8,958,351             8,810,376
Accumulated other
  Comprehensive(loss)income       (26,999)               18,879

Less treasury stock at cost -
  224,415 shares                 (187,218)             (187,218)


   Total stockholders' equity   9,266,829              9,164,732

      Total liabilities and
        stockholders' equity $  9,615,324          $   9,888,394











                         Opt-Sciences Corporation
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (unaudited)

                             Thirteen Weeks        Thirteen Weeks
				 Ended                 Ended
                            January 26, 2008      January 27, 2007

NET SALES                    $  1,378,954           $    999,116

COST OF SALES                     899,925                780,362

Gross profit on sales             479,029                218,754


OPERATING EXPENSES

Sales & delivery                    7,999                  9,326
General and administrative        276,098                182,113

 Total operating expenses         284,097                191,439

 Operating income                 194,932                 27,315

OTHER INCOME                       64,643                 68,822

 Net income before taxes          259,575                 96,137

FEDERAL AND STATE
INCOME TAXES                      111,600                 41,300

 Net income                       147,975                 54,837

RETAINED EARNINGS -
  beginning of period           8,810,376              7,977,615

RETAINED EARNINGS -
  end of period                 8,958,351              8,032,452

EARNINGS PER SHARE OF
COMMON STOCK                         0.19                   0.07

Average shares of stock
  Outstanding                     775,585                775,585








                               Opt-Sciences Corporation
                               Statements of Cash Flows
                                     (unaudited)

                               Thirteen Weeks            Fourteen Weeks
                                    Ended                     Ended
                               January 26, 2008          January 27, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                      $   147,975                 $    54,837

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                         26,911                      27,884
Loss on sale of securities           13,950                         524

Decrease (increase) in:
 Accounts receivable                 85,564                       34,237
 Inventories                        (70,609)                      45,461
 Prepaid expenses                     4,264                       11,322
 Prepaid income taxes		        -0-			  23,900
 Loans and exchanges                     44                          365
 Deposits                               -0-                       (1,907)

(Decrease) increase in:
 Accounts payable                   (30,182)                     (43,791)
 Accrued income taxes		   (113,400)		          17,400
 Other current liabilities         (201,485)                    (105,167)

   Net cash (used) provided
       by operating activities     (136,968)                      65,065

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property and
     equipment                       (6,059)                      (5,270)
  Purchases of securities           (89,098)                     (42,387)
  Proceeds from sales of securities  72,174                       98,053

Net cash (used) provided
by investing activities         $   (22,983)                 $    50,396

(Decrease) increase in cash        (159,951)                     115,461

Cash and cash equivalents
at beginning of year              6,777,104                    5,798,967

Cash and cash equivalents
at end of period                $ 6,617,153                 $  5,913,967

SUPPLEMENTAL DISCLOSURES:


Income taxes paid               $   223,300                 $        -0-



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2008. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 27, 2007 together with the auditors' report filed as part of the Company's 2007 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:

				         January 26, 2008      October 27,2007
                                    (unaudited)

     Raw materials and supplies     $ 285,544             $ 215,935
     Work in progress                 327,781               332,089
     Finished goods                    49,944                44,636

           Total Inventory          $ 663,269             $ 592,660


End of quarter inventories are stated at the lower of cost (first-in, first-out) or market and are based on estimates rather than a physical inventory. A physical inventory is conducted at the end of the fiscal year. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. Historically, the Company conducts a physical inventory annually in connection with its certified financial statements and preparation of its Form 10KSB. The inventory appearing on unaudited quarterly financial statements and in Form 10QSB is based on estimates derived from an unaudited physical inventory count of work-in-process and raw materials.


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

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 with early adoption permitted. We will adopt Interpretation 48 for our fiscal year 2008, and do not currently expect the adoption of Interpretation 48 to have an impact on our financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe", "expect", "anticipate", "intend", "outlook", "estimate", "forecast", "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to the following principal risks and uncertainties.
   -Uncertainties about the future demand for the Company's products;
   -Risks associated with dependence on a few major customers;
   -The timing and completion of significant orders; and -The performance and reliability of the Company's vendors.
We provide greater detail regarding these factors in our 2007 Form 10-KSB, including in the Company Risk Factors section. Our forward-looking statements may also be subject to other risks and uncertainties including those discussed in the Risks and Uncertainties section of this Quarterly Report or in our other filings with the SEC.

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional, and military aircraft market. We recorded first quarter sales of $1,378,954 and net income of $147,975. Sales are down 16% and net income is down 49% from the fourth quarter of 2007. This decrease in first quarter sales and income is usually expected due to reduced orders during the holidays and lower operating efficiencies. We expect sales in the second quarter to increase to approximately $1,500,000. Sales and net income are up 38% and 170% respectively from the first quarter of 2007. Our backlog of unshipped orders at the end of the first quarter of 2008 was $2,387,000, a 6% decrease over the end of the fourth quarter of 2007, but a 35% increase over unshipped orders at the end of the first quarter of 2007. We believe that this backlog will remain around this level for the foreseeable future. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our need to make shipments. Since the Company has two customers that together represent over 50% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter. When one of these customers defers a sizable order, sales for the following quarter often rebound as the customer replenishes its inventory. We currently expect second quarter sales to be approximately $1,500,000. In addition, we expect revenues this fiscal year to approximate $5,800,000, unless there is an unanticipated downturn in demand for the Company's products, or there is a critical problem with the Company's suppliers of such specialty components, such as polarizers, adhesives or etched glass, each of which is currently sole-sourced.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, inventory is estimated quarterly and adjusted at the end of the fiscal year when a comprehensive physical count is conducted (also see Notes to Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies and Note 2. Inventories).


RESULTS OF OPERATIONS

NET SALES
Net sales of $1,378,954 for the first quarter of 2008 increased 38% from 2007 first quarter sales of $999,116, and decreased 16% from $1,637,703 in the fourth quarter of fiscal 2007. The decrease in sales from the fourth quarter was the direct result of the holidays and having fewer orders and production hours. The sizeable increase from the same period last year was primarily due to deferred shipments last year which were made up in subsequent quarters. This increase in sales for the first quarter relative to years past is because of a more robust aerospace market.

COST OF SALES
Cost of sales of $899,995 for the first quarter of 2008 increased from $780,362 for the first quarter of 2007. This increase is primarily due to the increase in sales from the same quarter last year. Cost of sales decreased $106,302 or 11% from the fourth quarter of 2007. The gross profit margin of 35% for the first quarter of 2008 increased from the 22% for the first quarter of 2007 and decreased from the 39% for the fourth quarter of 2007. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

OPERATING EXPENSES
Total operating expenses, including selling, general and administrative expenses, were $284,097 for the first quarter of 2008 compared to $191,439 for the first quarter of 2007. This increase from the first quarter of 2007 was primarily due to an increase in sales. Our general and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
Operating income for the first quarter of $194,932 increased about over 600% from 2007 first quarter operating income of $27,315 and decreased 47% from $366,924 in the fourth quarter of 2007. Reasons for the increase over the first quarter of 2007 are due to increased sales and increased production efficiency as described above. The decrease from the fourth quarter 2007 is primarily because of reduced sales.

OTHER INCOME
Other income of $64,643 for the first quarter of 2008 decreased compared to $68,822 from first quarter of 2007 and decreased from the $85,812 for the fourth quarter of 2007. This change over the first and fourth quarters of 2007 is primarily related to variations in interest rates.

NET INCOME
Net income of $147,975 for the first quarter of 2008 compared to $54,837 for the first quarter of 2007 and $291,538 in the fourth quarter of 2007 as result of the factors described above.

BACKLOG OF ORDERS
During the first quarter, the Company booked $1,516,200 in new orders compared to $1,460,000 in new orders booked for the first quarter of 2007 and $1,921,000 in the fourth quarter of 2007. Our backlog of unshipped orders stood at $2,387,000 at the end of the first quarter. This backlog is up 35% from the end of the 2007 first quarter and down 6% from the end of the fourth quarter of 2007. It should be noted that almost $500,000 of this backlog may not be deliverable until 2009 or 2010 or it may be canceled outright due to uncertainties in the Eclipse 500 light jet program.

FINANCIAL CONDITION

The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have decreased $159,951 for the first quarter of 2008. This compares with an increase of $115,461 for the first quarter of 2007. This reduction in cash at the end of the first quarter is primarily the result of increased inventories, a reduction in accrued taxes, a general reduction of current liabilities such as accrued payroll related expenses and the purchase of securities. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.

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

The future market for the Company's aircraft instrument glass is shrinking due to technological obsolescence and the use of larger displays in the cockpit and the new display technologies. Of the new display technologies, rear projection displays cause the most concern to the Company because they do not use components which the Company manufactures. These display types are currently used in many military aircraft applications and utilize a patented cover glass that acts as a rear projection screen. The time frame for this technology migrating to commercial/business avionic displays is currently unpredictable. Larger primary instrument displays are eliminating the need for smaller, specialized and otherwise redundant instruments. As unit volume for displays declines, competition among vendors to maintain market share will become more intense. We expect this competition will take the form of lower prices and shorter delivery times. The opportunities to expand the existing product lines are limited. New electro-mechanical displays which require glass wedges manufactured by the Company are being purchased less frequently than LCD displays which require a simpler, less expensive cover glass. The simpler design opens the market for prospective competitors who do not otherwise have the ability to manufacture glass wedges.

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

Section 404 of the Sarbanes-Oxley Act of 2002, will require the Company to perform an assessment of its financial reporting controls, and report on that assessment in the Company's Annual Report on Form 10-KSB for the Fiscal Year 2008. In fiscal 2009, Section 404 additionally will require that our public accounting firm audit our assessment. The Company expects its operating expenses will increase further as a result of the costs associated with implementation of and maintaining compliance with Section 404 and other provisions of the Sarbanes-Oxley Act.



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


                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our combined financial position or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

                                                      OPT-SCIENCES CORORATION

                                                      By: /s/Anderson L. McCabe
                                                      ------------------------
                                                      Anderson L. McCabe
                                                      Chief Executive Officer
                                                      Dated: March 12, 2008
EXHIBIT 31.1

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

                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: March 12, 2008

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sabanes-Oxley Act of 2002,18 U.S.C. Section 1350, that:(1)the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended January 26, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: March 12, 2008