Form 10QSB
period 2008-04-26
OPT SCIENCES CORP
filed 2008-06-10
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 26, 2008.

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


                               (856) 829-2800
                          Issuer's telephone number

                               Not applicable
(Former name, former address and former fiscal year, if changed since last
 Report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 775,585 Shares of Common Stock, par value $.025, were outstanding as of May 31, 2008

Transitional Small Business Format (Check one)                YES [ ]  NO [X]








                             TABLE OF CONTENTS

             FORM 10-QSB SECOND QUARTER REPORT - FISCAL YEAR 2008
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                         PAGE

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements............................................  3

          Consolidated Balance Sheets -
             April 26, 2008(unaudited) and October 27, 2007...............  3

          Consolidated Statements of Income and Retained Earnings (unaudited)
             thirteen and twenty-six weeks ended April 26, 2008 and
             thirteen and twenty-six weeks ended April 28, 2007  .........  5

          Consolidated Statements of Cash Flows (unaudited)-
             twenty-six weeks ended April 26, 2008 and
             twenty-six weeks ended April 28, 2007........................  6

          Notes to Consolidated Financial Statements......................  7

Item 2.   Management's Discussion and Analysis and Result of Operations.....8
             Cautionary Statement Regarding Forward-Looking Information Critical Accounting Policies and Estimates
             Executive Summary
             Results of Operations
             Financial Condition
             Risks and Uncertainties

Item 3.   Controls and Procedures..........................................13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings................................................13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......13

Item 3.   Defaults Upon Senior Securities..................................13

Item 4.   Submission of Matters to a Vote of Security Holders..............13

Item 5.   Other Information................................................13

Item 6.   Exhibits.........................................................13

Signatures ................................................................14









			PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             Opt-Sciences Corporation
                            CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                      April 26, 2008    October 27, 2007
                                        (unaudited)
CURRENT ASSETS

   Cash and cash equivalents             $6,303,156         $6,777,104
   Trade accounts receivable              1,201,198          1,012,659
   Inventories                              639,664            592,660
   Prepaid expenses                          12,996             21,074
   Prepaid income taxes                      27,920                -0-
   Loans and exchanges                        4,602              4,390
   Deferred income taxes                      2,785                -0-
   Marketable securities                    938,139            890,161
     Total current assets                 9,130,460          9,298,048


PROPERTY AND EQUIPMENT

   Land                                     114,006            114,006
   Building and improvements                476,571            449,987
   Machinery and equipment                1,517,076          1,485,573
   Small tools                               53,580             53,580
   Furniture and fixtures                    14,683              8,624
   Office equipment                          57,419             57,419
   Automobiles                               71,211             71,211

    Total property and
           equipment                      2,304,546          2,240,400

  Less:  accumulated depreciation         1,706,773          1,652,891

    Net property and equipment              597,773            587,509


OTHER ASSETS

   Deposits                                   2,837              2,837

     Total assets                        $9,731,070         $9,888,394

                          Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                          April 26, 2008    October 27, 2007
                                            (unaudited)

CURRENT LIABILITIES

   Accounts payable - trade                     $  64,675          $  86,759
   Accrued income taxes                               -0-            267,980
   Deferred income taxes                              -0-             30,100
   Other current liabilities                      207,798            338,823

               Total current liabilities          272,473            723,662


STOCKHOLDERS' EQUITY

   Common capital stock - par value
     $.025 per share - authorized
     and issued 1,000,000 shares                  250,000           250,000
   Additional paid in capital                     272,695           272,695
   Retained earnings                            9,147,832         8,810,376
   Accumulated other comprehensive (loss)income   (24,712)           18,879
   Less treasury stock at cost -
     224,415 shares and 224,415 shares           (187,218)         (187,218)


   Total stockholders' equity                   9,458,597         9,164,732

             Total liabilities and
                stockholders' equity           $9,731,070        $9,888,394

     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited)

                      Thirteen      Thirteen         Twenty-Six    Twenty-Six
                      Weeks         Weeks            Weeks         Weeks
                      Ended         Ended            Ended         Ended
                      April 26,     April 28,        April 26,     April 28,
                      2008          2007             2008          2007

NET SALES            $1,625,429     $1,467,128      $3,004,383    $2,466,244

COST OF SALES         1,128,038        916,853       2,027,963     1,697,215

  Gross profit
     on sales           497,391        550,275         976,420       769,029

OPERATING EXPENSES
  Sales & delivery       14,910         11,848          22,909        21,174
  General and
     administrative     204,158        218,340         480,256       400,453

  Total operating
     expenses           219,068        230,188         503,165       421,627

  Operating income      278,323        320,087         473,255       347,402

OTHER INCOME            _54,158         87,921         118,801       156,743

   Net income
      before taxes      332,481        408,008         592,056       504,145

FEDERAL AND STATE
  INCOME TAXES          143,000        175,400         254,600       216,700

  Net income            189,481        232,608         337,456       287,445

RETAINED EARNINGS -
   beginning of
     period           8,958,351      8,032,452       8,810,376     7,977,615

RETAINED EARNINGS -
   end of
     period          $9,147,832     $8,265,060      $9,147,832    $8,265,060

EARNINGS PER SHARE OF
   COMMON STOCK      $     0.24     $     0.30      $     0.44    $     0.37

Average shares of stock
  outstanding           775,585        775,585         775,585       775,585

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                             Twenty-six           Twenty-six
                                             Weeks Ended         Weeks Ended
                                            April 26 2008      April 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $337,456             $287,445

Adjustments to reconcile net income to net
cash (used) provided by operating activities:
   Depreciation                                  53,882               57,385
   Loss (gain) on sale of securities             18,397              (24,727)

   Decrease (increase) in:
     Accounts receivable                       (188,539)             (28,085)
     Inventories                                (47,004)             ( 7,914)
     Prepaid expenses                             8,078               18,729
     Prepaid income taxes                       (27,920)              23,900
     Loans and exchanges                           (212)               1,220

  (Decrease) increase in:
     Accounts payable                           (22,084)             (51,438)
     Accrued income taxes                      (267,980)              82,011
     Other current liabilities                 (131,025)             (65,868)

       Net cash (used) provided by
       operating activities                    (266,951)             292,658

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment          (64,146)             (43,575)
   Deposits                                         -0-               (1,333)
   Purchases of securities                     (236,072)            (355,040)
   Proceeds from sales of securities             93,221              260,557

      Net cash (used) by
       investing activities                    (206,997)            (139,391)

(Decrease) increase in cash                    (473,948)             153,267

Cash and cash equivalents
   at beginning of period                     6,777,104            5,798,506

Cash and cash equivalents
   at end of period                          $6,303,156           $5,951,773

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                         $  550,500           $  111,318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first six months of the Company's fiscal year 2008. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 27, 2007 together with the auditors' report filed as part of the Company's 2007 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:

                               April 26, 2008   October 27, 2007
                                 (Unaudited)

  Raw materials and supplies      $ 275,569       $ 215,935
  Work in progress                  315,298         332,089
  Finished goods                     48,167          44,636

     Total Inventory              $ 639,664       $ 592,660

End of quarter inventories are stated at the lower of cost (first-in, first-out) or market and are based on estimates rather than a physical inventory. A physical inventory is conducted at the end of the fiscal year. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. Historically, the Company conducts a physical inventory annually in connection with its audited financial statements and preparation of its Form 10-KSB. The inventory appearing on unaudited quarterly financial statements and in Form 10-QSB is based on estimates derived from an unaudited physical inventory count of work-in-progress and raw materials.

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

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Standards Accounting Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 with early adoption permitted. We have adopted Interpretation 48 for our fiscal year 2008, and do not currently expect the adoption of Interpretation 48 to have an impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULT OF OPERATIONS

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

Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, inventory is estimated quarterly and reconciled at the end of the fiscal year when a comprehensive physical count is conducted (also see Notes to Consolidated Financial Statements, Note 1 Summary of Significant Accounting Policies and Note 2 Inventories).

Executive Summary
Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded second quarter sales of $1,625,429 and net income of $189,481. Sales are up 18% and net income is up 28% from the first quarter of 2008. Sales are up 11% and net income is down 19% from the second quarter of 2007. The second quarter of 2007 was unusually profitable because of the deferral to that quarter of significant customer orders which would ordinarily have been shipped in the first quarter We currently expect third quarter sales to be approximately $1,700,000. In addition, we project revenues this fiscal year at over $5,000,000, unless there is an unanticipated downturn in demand for the Company's products, or there is a critical problem with the Company's suppliers of such specialty components, such as polarizers, adhesives or etched glass, each of which is currently sole sourced. During the second quarter of 2008, the Company booked $2,232,000 in new orders compared to $2,063,000 in new orders booked for the second quarter of 2007. Our backlog of unshipped orders stands at approximately $2,438,000 at the end of second quarter, up $77,000 from $2,361,000 at the end of the second quarter of 2007. We believe that we will be able to maintain this backlog level for the foreseeable future. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 50% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter. When one of these customers defers a sizable order, sales for the following quarter often rebound as the customer replenishes its inventory.

Results Of Operations

THREE MONTHS ENDED APRIL 26, 2008 COMPARED WITH THREE MONTHS ENDED APRIL 28,
2007

Net Sales.
Net sales for the second quarter ended April 26, 2008 were $1,625,429 which is $158,301 and 10.8% more than the net sales of $1,467,128 for the same quarter last year. This increase is the result of higher demand for the Company's cover glass products.

Cost of Sales.
Cost of sales for the quarter ended April 26, 2008 increased $211,185 or 23% to $1,128,038 or 69% of sales, compared to $916,853 or 62% of sales, for the same quarter last year. This is primarily due to a reduction in manufacturing efficiencies and increases in costs of raw materials. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

Gross Profit.
Gross profit for the quarter ended April 26, 2008 decreased $52,884 to $497,391 or 30.6% of sales from $550,275 or 37.6% of sales reported for the same quarter last year.

Operating Expenses.
Operating expenses decreased $11,130 or 4.8% to $219,068 from $230,188 for the same quarter last year. This was primarily due to lower marketing expenses for the quarter. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

Operating Income.
The Company realized operating income of $278,323 or 17.1% of sales, for the quarter ended April 26, 2008, compared to operating income of $320,087 or 21.8% of sales, for the same quarter last year.

Other Income.
Other income of $54,158 for the second quarter of fiscal year 2008 decreased $33,763 from that for the same quarter for last year, primarily due to lower interest rates and reduced yields on investments.

Income Tax.
Income tax expense for the second quarter ended April 26, 2008 was $143,000 and 43% of pre-tax income, compared to 175,400 and 43% of pre-tax income for the second quarter ended April 28, 2007.

Net Income.
Net income for the quarter ended April 26, 2008 was $189,481 or $0.24 per share, compared to net income of $232,608 or $0.30 per share, for the quarter ended April 28, 2007.

SIX MONTHS ENDED APRIL 26, 2008 COMPARED WITH SIX MONTHS ENDED
APRIL 28, 2007

Net Sales.
Net sales for the six months ended April 26, 2008 were $3,004,383 which is $538,139 and 21.8% more than the net sales of $2,466,244 for the same six month period last year. This is primarily due to increased customer demand for the company's products.

Cost of Sales.
Cost of sales for the six months ended April 26, 2008 was $2,027,963 or 67.5% of sales, compared to $1,697,215 or 68.8% of sales, for the same period last year. The increase in cost of sales by $330,748 and 19.5% corresponds to the increase in revenues between the same six month periods as noted above.

Gross Profit.
Gross profit for the six months ended April 26, 2008 increased $207,391 to $976,420 or 32.5% of sales, from $769,029 or 31.2% of sales, reported for the same period last year. The increase in total gross profit, and the improvement in gross profit as a percent of revenues, was primarily a result of higher efficiencies of operation during the first quarter of 2008.

Operating Expenses.
Operating expenses increased by $81,538 and 19.3% from $421,627 during the six month period ended April 28, 2007 to $503,165 during the six month period ended April 26, 2008 primarily due to increased sales.

Operating Income.
The Company realized operating income of $473,255 or 15.8% of sales, for the six month period ended April 26, 2008, compared to operating income of $347,402 or 14.1% of sales, for the same period last year. The $125,853 or 36% increase is the result of increased gross margin noted above.

Other Income.
Other income of $118,801 for the six month period ended April 26, 2008 decreased $37,942 from that for the same period for last year, primarily due to lower interest rates and reduced yields on investments.

Income Tax.
Income tax expense for the six month period ended April 26, 2008 was $254,600 and 43% of operating income, compared to $216,700 and 43% of operating income for the six month period ended April 28, 2007.

Net Income.
Net income for the six month period ended April 26, 2008 increased $50,011 and 17% to $337,456 or $0.44 per share, compared to net income of $287,455 or $0.37 per share for the prior comparable period.


Financial Conditions
The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have decreased from $6,777,104 at the end of the fiscal year on October 27, 2007 to $6,303,156 at the end of the following sixth month period ended April 26, 2008. This is primarily the result of paying income taxes and the purchase of additional investments. The Company has ordered approximately $550,000 of new capital equipment to provide additional capacity for anti-reflective and conductive coatings. Total costs are expected to be approximately around $650,000 for complete installation, which is expected to be done in July, 2008. Depending on market conditions at that time, the Company may order another coating machine during the current fiscal year. The fluctuations in cash and cash equivalents are primarily a result of net income and investments in the Company's portfolio of securities. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.

Risks and Uncertainties
The future of the Company will depend, largely, on our ability to successfully develop or acquire new products. There is no assurance, however, that we will be successful in achieving market acceptance of the new products that we develop or acquire. Failure to diversify our existing products could be harmful to our overall business, and could negatively affect results of operations and financial condition.

The future market for the Company's historic aircraft instrument glass is shrinking due to technological obsolescence and the use of larger displays in the cockpit and the new display technologies. Of the new display technologies, rear projection displays cause the most concern to the Company because they do not use components which the Company manufactures. These display types are currently used in many military aircraft applications and utilize a patented cover glass that acts as a rear projection screen. The time frame for this technology migrating to commercial/business avionic displays is currently unpredictable. Larger primary instrument displays are eliminating the need for smaller, specialized and otherwise redundant instruments. As unit volume for displays declines, competition among vendors to maintain market share will become more intense. We expect this competition will take the form of lower prices and shorter delivery times. The opportunities to expand the existing product lines are limited. New electro-mechanical displays which require glass wedges manufactured by the Company are being purchased less frequently than LCD displays which require a simpler, less expensive cover glass. The simpler design opens the market to prospective competitors who do not otherwise have the ability to manufacture glass wedges.

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

Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to perform an assessment of its financial reporting controls, and to report on that assessment in the Company's Annual Report on Form 10K for the Fiscal Year 2008. Section 404 will require that our public accounting firm audit our internal controls in a subsequent fiscal year. The Company expects its operating expenses will increase further as a result of the costs associated with implementation of and maintaining compliance with Section 404 and other provisions of the Sarbanes-Oxley Act.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not solicit proxies for the Annual Stockholders Meeting held on March 26, 2008. The Board of Directors as previously reported to the SEC was reelected in its entirety.

ITEM 5.  OTHER INFORMATION

	None.

ITEM 6.  EXHIBITS

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


                                                  OPT-SCIENCES CORORATION

                                                  By: /s/Anderson L. McCabe
                                                  ------------------------
                                                  Anderson L. McCabe
                                                  Chief Executive Officer
                                                  and Chief Financial Officer
                                                  Dated: June 10, 2008

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

                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: June 10, 2008

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sabanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended April 26, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: June 10, 2008