Form 10QSB
period 2008-07-26
OPT SCIENCES CORP
filed 2008-09-09
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 26, 2008.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 775,585 Shares of Common Stock, par value $.025, were outstanding as of August 31, 2008

Transitional Small Business Format (Check one)                YES [ ]  NO [X]







                             TABLE OF CONTENTS

             FORM 10-QSB THIRD QUARTER REPORT - FISCAL YEAR 2008
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                         PAGE

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements............................................  3

          Consolidated Balance Sheets -
             July 26, 2008(unaudited) and October 27, 2007................  3

          Consolidated Statements of Income and Retained Earnings (unaudited)
             fourteen and forty weeks ended July 26, 2008 and
             thirteen and thirty-nine weeks ended July 28, 2007  .........  5

          Consolidated Statements of Cash Flows (unaudited)-
             forty weeks ended July 26, 2008 and
             thirty-nine weeks ended July 28, 2007........................  6

          Notes to Consolidated Financial Statements......................  7

Item 2.   Management's Discussion and Analysis and Result of Operations.....8
             Cautionary Statement Regarding Forward-Looking Information Critical Accounting Policies and Estimates
             Executive Summary
             Results of Operations
             Financial Condition
             Risks and Uncertainties

Item 3.   Controls and Procedures..........................................12

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

Signatures ................................................................13








			PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             Opt-Sciences Corporation
                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        July 26, 2008   October 27, 2007
                                         (unaudited)
CURRENT ASSETS

   Cash and cash equivalents             $ 6,411,276        $6,777,104
   Trade accounts receivable               1,345,012         1,012,659
   Inventories                               541,297           592,660
   Prepaid expenses                            7,782            21,074
   Loans and exchanges                         4,140             4,390
   Deferred income taxes                      47,183                -0-
   Marketable securities                     885,941           890,161
     Total current assets                  9,242,631         9,298,048


PROPERTY AND EQUIPMENT

   Land                                      114,006           114,006
   Building and improvements                 513,447           449,987
   Machinery and equipment                 1,528,558         1,485,573
   Small tools                                53,580            53,580
   Furniture and fixtures                     14,683             8,624
   Office equipment                           57,419            57,419
   Automobiles                                71,211            71,211

    Total property and
           equipment                       2,352,904         2,240,400

  Less:  accumulated depreciation          1,736,892         1,652,891

    Net property and equipment               616,012           587,509


OTHER ASSETS

   Deposits                                  235,487             2,837

     Total assets                        $10,094,130        $9,888,394










                          Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                              July 26, 2008  October 27, 2007
                                               (unaudited)

CURRENT LIABILITIES

   Accounts payable - trade                    $    80,200       $   86,759
   Accrued income taxes                             65,062          267,980
   Accrued salaries and wages                      187,925          272,328
   Accrued professional fees                        61,750           63,925
   Deferred income taxes                               -0-           30,100
   Other current liabilities                        17,376            2,570

        Total current liabilities                  412,313          723,662


STOCKHOLDERS' EQUITY

   Common capital stock - par value
     $.025 per share - authorized
     and issued 1,000,000 shares                   250,000         250,000
   Additional paid in capital                      272,695         272,695
   Retained earnings                             9,429,905       8,810,376
   Accumulated other comprehensive (loss)income    (83,565)         18,879
   Less treasury stock at cost -
     224,415 shares and 224,415 shares            (187,218)       (187,218)


   Total stockholders' equity                    9,681,817       9,164,732

             Total liabilities and
                stockholders' equity           $10,094,130      $9,888,394





















     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited)

                      Fourteen      Thirteen         Forty       Thirty-Nine
                       Weeks         Weeks           Weeks         Weeks
                       Ended         Ended           Ended         Ended
                      July 26,      July 28,        July 26,      July 28,
                        2008          2007            2008          2007

NET SALES            $1,848,706    $1,608,602      $4,853,089    $4,074,846

COST OF SALES         1,177,825       997,649       3,205,788     2,694,864

  Gross profit
     on sales           670,881       610,953       1,647,301     1,379,982

OPERATING EXPENSES
  Sales & delivery       13,619         9,283          36,528        30,457
  General and
     administrative     210,439       228,289         690,695       628,742

  Total operating
     expenses           224,058       237,572         727,223       659,199

  Operating income      446,823       373,381         920,078       720,783

OTHER INCOME             47,950        71,897         166,751       228,640

   Net income
      before taxes      494,773       445,278       1,086,829       949,423

FEDERAL AND STATE
  INCOME TAXES          212,700       191,500         467,300       408,200

  Net income            282,073       253,778         619,529       541,223

RETAINED EARNINGS -
   beginning of
     period           9,147,832     8,265,060       8,810,376     7,977,615

RETAINED EARNINGS -
   end of
     period          $9,429,905    $8,518,838      $9,429,905    $8,518,838

EARNINGS PER SHARE OF
   COMMON STOCK            0.36          0.33            0.80          0.70

Average shares of stock
  outstanding           775,585       775,585         775,585       775,585









                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                Forty           Thirty Nine
                                             Weeks Ended        Weeks Ended
                                            July 26, 2008      July 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $  619,529        $  541,223

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation                                  84,001            86,904
   Loss (gain) on sale of securities             20,031           (27,049)

   Decrease (increase) in:
     Accounts receivable                       (332,353)         (359,567)
     Inventories                                 51,363            21,811
     Prepaid expenses                            13,292            25,524
     Prepaid income taxes                            -0-           23,900
     Loans and exchanges                            250               137

  (Decrease) increase in:
     Accounts payable                            (6,559)           19,659
     Accrued income taxes                      (202,918)          206,582
     Accrued salaries and wages                 (84,403)            5,417
     Accrued professional fees                   (2,175)          (12,225)
     Other current liabilities                   14,806             6,939

       Net cash provided by
       operating activities                     174,864           539,255

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment         (112,504)          (47,135)
   Deposits                                    (232,650)               -0-
   Purchases of securities                     (480,503)         (391,289)
   Proceeds from sales of securities            284,965           295,725

      Net cash (used) by
       investing activities                    (540,692)         (142,699)

(Decrease) increase in cash                    (365,828)          396,556

Cash and cash equivalents
   at beginning of period                     6,777,104         5,798,506

Cash and cash equivalents
   at end of period                          $6,411,276        $6,195,062

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                         $  670,218        $  177,718









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first nine months of the Company's fiscal year 2008. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 27, 2007 together with the auditors' report filed as part of the Company's 2007 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:

                                   July 26, 2008           October 27, 2007
                                    (Unaudited)

  Raw materials and supplies      $234,170               $215,935
  Work in progress                 266,367                332,089
  Finished goods                    40,760                 44,636

     Total Inventory              $541,297               $592,660

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

5. DEPOSITS

The company has made a deposit of $235,487 for the new thin film coating equipment ordered in the last quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY
Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded third quarter sales of $1,848,706 and net income of $282,073. Sales are up 14.9% and net income is up 11.1% from the third quarter of 2007. We currently expect fourth quarter sales to be approximately $1,800,000. In addition, we project revenues this fiscal year at over $6,600,000. All of our markets are currently good and we project they will gradually become better. Nevertheless, we recognize that a possible economic recession driven by high energy costs could affect the ability of our ultimate commercial customers to purchase or upgrade aircraft, thus reducing the demand for the Company's products. During the third quarter of 2008, the Company booked $1,640,000 in new orders compared to $1,214,000 in new orders booked for the third quarter of 2007. Our backlog of unshipped orders was approximately $2,233,700 at the end of third quarter, up $266,800 from $1,966,900 at the end of the third quarter of 2007. We believe that our backlog level will fluctuate between $1.8 and $2.2 million for the foreseeable future. Of course, this could change significantly based on how long the Boeing machinist strike lasts. During the strike, Boeing will not be making any new airplanes. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 50% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter. When one of these customers defers a sizable order, sales for the following quarter often rebound as the customer replenishes its inventory.


RESULTS OF OPERATIONS

FOURTEEN WEEKS ENDED JULY 26, 2008 COMPARED WITH THIRTEEN WEEKS ENDED JULY 28, 2007

Net Sales.
Net sales for the third quarter ended July 26, 2008 were $1,848,706 which is $240,104 and 14.9% more than the net sales of $1,608,602 for the same quarter last year. This increase is the result of higher demand for the Company's cover glass products.

Cost of Sales.
Cost of sales for the quarter ended July 26, 2008 increased $180,176 or 18.1% to 1,177,825 or 63.7% of sales, compared to 997,649 or 62.0% of sales, for the same quarter last year. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

Gross Profit.
Gross profit for the quarter ended July 26, 2008 increased $59,928 to $670,881 or 36.3% of sales from $610,953 or 38.0% of sales reported for the same quarter last year.

Operating Expenses.
Operating expenses decreased $13,514 or 5.7% to $224,058 from $237,572 for the same quarter last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

Operating Income.
The Company realized operating income of $446,823 or 24.2% of sales, for the quarter ended July 26, 2008, compared to operating income of $373,381 or 23.2% of sales, for the same quarter last year.

Other Income.
Other income of $47,950 for the third quarter of fiscal year 2008 decreased $23,947 from that for the same quarter last year, primarily due to lower interest rates and reduced yields on investments.

Income Tax.
Income tax expense for the third quarter ended July 26, 2008 was $212,700 or 43% of pre-tax income, compared to 191,500 and 43% of pre-tax income for the third quarter ended July 28, 2007.

Net Income.
Net income for the third quarter ended July 26, 2008 was $282,073 or $0.36 per share, compared to net income of $253,778 or $0.33 per share, for the third quarter ended July 28, 2007.


FORTY WEEKS ENDED July 26, 2008 COMPARED WITH THIRTY-NINE WEEKS ENDED JULY 28, 2007

Net Sales.
Net sales for the nine months ended July 26, 2008 were $4,853,089 which is $778,243 and 19.1% more than the net sales of $4,074,846 for the same period last year. This is primarily due to increased customer demand for the company's products.

Cost of Sales.
Cost of sales for the nine months ended July 26, 2008 was $3,205,788 or 66.1% of sales, compared to $2,694,864 or 66.1% of sales, for the same period last year. The increase in cost of sales by $510,924 corresponds to the increase in revenues between the same nine month periods as noted above.

Gross Profit.
Gross profit for the nine months ended July 26, 2008 increased $267,319 to $1,647,301 or 33.9% of sales, from $1,379,982 or 33.9% of sales, reported for the same period last year.

Operating Expenses.
Operating expenses increased by $68,024 or 10.3% to $727,223 during the nine month period ended July 26, 2008 from $659,199 during the nine month period ended July 28, 2007 primarily due to increased payroll related expenses, medical insurance and professional fees.

Operating Income.
The Company realized operating income of $920,078 or 19.0% of sales, for the nine month period ended July 26, 2008, compared to operating income of $720,783 or 17.7% of sales, for the same period last year. The increase is the result of increased sales and increased gross margin noted above.

Other Income.
Other income of $166,751 for the nine month period ended July 26, 2008 decreased $61,889 from that for the same period for last year, primarily due to lower interest rates and reduced yields on investments.

Income Tax.
Income tax expense for the nine month period ended July 26, 2008 was $467,300 or 43.0% of net income before taxes, compared to $408,200 and 43.0% for the nine month period ended July 28, 2007.

Net Income.
Net income for the nine month period ended July 26, 2008 increased $78,306 or 14.5% to $619,529 or $0.80 per share, compared to net income of $541,223 or $0.70 per share for the prior comparable period.

FINANCIAL CONDITIONS
The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have decreased from $6,777,104 at the end of the fiscal year on October 27, 2007 to $6,411,276 at the end of the following nine month period ended July 26, 2008. The Company has ordered approximately $550,000 of new capital equipment to provide additional capacity for anti-reflective and conductive coatings. Total costs are expected to be approximately $650,000 including installation. The coating unit is now expected to be operational in mid-October, 2008. Depending on market conditions at that time, the Company may order another coating machine. The fluctuations in cash and cash equivalents are primarily a result of net income, payment of a deposit on the new equipment, payment of income taxes and investments in the Company's portfolio of securities. The Company maintains a strong liquidity position in order to improve its ability to deal with the risks and uncertainties identified below.

RISKS AND UNCERTAINTIES

The Company faces numerous challenges in its markets. In our view, the following are among the most important:

  - The Company's historic aircraft instrument glass wedges are being purchased less frequently than LCD displays and are becoming technologically obsolete.

  - LCD displays now commonly used for new aircraft instruments are larger in size than the smaller, specialized lenses they replace. The LCD display design requires a simpler less expensive cover glass that the Company manufactures. Businesses not active in the glass wedge market can more easily manufacture the cover glasses for LCDs in competition with the Company.

  - The Company has become more active in the market for providing cover glass with both conductive coating and anti reflective coating. In anticipation of increased demand for such products, the Company has purchased a new vacuum chamber and is considering an additional purchase. If the Company expectations for demand are incorrect, the Company will have devoted significant resources to installing unnecessary manufacturing capacity.

  - We face increasing competition from established companies that have significantly greater resources. Certain of our competitors enjoy substantial competitive advantages, such as:

     (a) Greater corporate name recognition, larger marketing budgets and greater resources,
     (b) Established marketing relationships and access to larger customer bases, and
     (c) Substantially greater financial, technical and other resources.

  - Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to perform an assessment of its financial reporting controls, and to report on that assessment in the Company's Annual Report on Form 10K for the Fiscal Year 2008. Section 404 will require that our public accounting firm audit our internal controls in a subsequent fiscal year. The Company expects its operating expenses will increase further as a result of the costs associated with implementation of and maintaining compliance with
    Section 404 and other provisions of the Sarbanes-Oxley Act.



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

         Not applicable

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

                                                  OPT-SCIENCES CORORATION

                                                  By: /s/Anderson L. McCabe
                                                  ------------------------
                                                  Anderson L. McCabe
                                                  Chief Executive Officer
                                                  and Chief Financial Officer
                                                  Dated: September 9, 2008
EXHIBIT 31.1

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

                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: September 9, 2008

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sabanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended July 26, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: September 9, 2008








- 15 -