Form 10KSB
period 2008-11-01
OPT SCIENCES CORP
filed 2009-01-26
CIK 74688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 1, 2008.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER: 0-1455


                            OPT-SCIENCES CORPORATION
                (Name of small business issuer in its charter)

                NEW JERSEY                           21-0681502
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY             08077
  (Address of principal executive offices)             (Zip Code)


Issuer's telephone number                             (856)829-2800

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

State issuer's revenues for its most recent fiscal year: $6,748,691.

The aggregate market value of the 239,945 common shares held by non-affiliates (i.e. excluding shares held by officers, directors and each person owning 5% or more of the outstanding stock) on December 31, 2008 was approximately $2,160,000 based on the average of the bid and asked price of the stock on that date as quoted by the Pink Sheets, in the non NASDAQ over the counter market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 775,585 shares of the issuer's common stock, par value of $.25, were outstanding on December 31, 2008.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (CHECK ONE): YES[ ] NO[X]




                             TABLE OF CONTENTS

                FORM 10-KSB ANNUAL REPORT - FISCAL YEAR 2008
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY

PART I                                                          PAGE

Item 1.  Description of Business...................................4
Item 2.  Description of Property...................................7
Item 3.  Legal Proceedings.........................................8
Item 4.  Submission of Matters to a Vote of Security
         Holders...................................................8

PART II

Item 5.  Market for Common Equity and
         Related Stockholder Matters and Small Business Issuer
         Purchases of Equity Securities.....................       8
Item 6.  Management's Discussion and Analysis or Plan of
         Operation.................................................9
Item 7.  Financial Statements.....................................13
Item 8.  Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure...................13
Item 8A. Controls and Procedures..................................13
Item 8B. Other Information........................................15

PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons and Corporate Governance;
         Compliance with Section 16(a) of the
         Exchange Act.............................................15
Item 10. Executive Compensation...................................16
Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters...........17
Item 12. Certain Relationships and Related
         Transactions, and Director Independence..................18
Item 13. Exhibits.................................................19
Item 14. Principal Accountant Fees and Services...................19

-  Signatures.....................................................20
 -  Section 302 Certification.....................................21
 -  Section 906 Certification.....................................22












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

The Company's business is highly dependent on a robust commercial, business, and regional aircraft market; to a lesser degree, it is also dependent on the military aircraft market. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured, and customer orders are generally scheduled for delivery based on our customer's need date, not on our ability to make shipments. Since the Company has two customers that together represent over 60% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for any given quarter. When one of these customers defers a sizable order, sales for the following quarter often rebound as the customer replenishes its inventory.

Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 80% of the Fiscal Year 2008 backlog of unshipped orders before the end of the first quarter of fiscal 2009. If we do so, we expect first quarter sales to be approximately $1,400,000.

Regulatory compliance costs under the Sarbanes/Oxley Act are expected to grow this year. We also expect increased costs associated with marketing and sales as the Company places a greater emphasis on customer contact.

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

In Fiscal Year 2008, we hired additional production employees in support of our increased sales. We also ordered a new coating unit to supplement our manufacturing capacity. For Fiscal Year 2009, we expect slightly weaker commercial and business aircraft markets. We continue to see potential for growth in our conductive coating business which is used primarily, but not exclusively, on military platforms. We expect the anti-reflective coating market to decline since it is used primarily in the commercial and business avionics sectors which have begun to weaken. Our future growth is contingent on increasing our capacity to provide conductive coatings, securing new customers, developing new products and providing adequate staff and facilities to meet our needs. We are continuing to look at increasing the current facility size or moving to a larger facility to accommodate higher capacity should it be required.

MARKETING AND SALES. Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services of manufacturers representatives or sales personnel. O & S Research, Inc. and our products are listed in the Thomas Register. We also maintain sales websites at osresearch.com and optsciences.com. We engage in a low cost public relations and advertising program. Purchasing personnel of major corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the anti-glare face plates covering the flat panel displays on the Boeing 777 and the 737 Next Generation models of commercial aircraft and the long range Gulfstream and Dassault Falcon business jets. During the recent two month long machinist strike, Boeing did not manufacture any commercial aircraft. That strike and the recent financial credit market meltdown make it difficult to predict deliveries of 777s and 737NGs or any other Boeing commercial planes in 2009. Recent projections are for delivering as many as 500 aircraft to as few as only 400 aircraft in 2009. We expect that most of the future growth in overall commercial airplane production will be from the Boeing 737, 777 and 787. However, Boeing's manufacture of the 787 is not expected to increase our future revenues because its cockpit displays will be provided by RockwellCollins, a company that currently purchases its instrument glass requirements for the 787 from one of our competitors. In Fiscal 2008, we derived 60% of our revenues from two major customers, Honeywell Inc. and TPO Displays Corporation. The loss or curtailment of business with either of these companies could have a negative impact on our operating results.

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

We also manufacture wedge glass lenses from large raw glass pieces. The raw glass is a commodity product which we can purchase from several glass manufacturers. We cut, grind, polish and coat the pieces with a micro-thin optical coating. We then ship the lenses to the customer after clearance through quality control. Both processes utilize the deposit of a thin film of a metal or metal oxide on the surface of the glass. The process takes place in a heated vacuum chamber. We heat the deposited material to over 1800 degrees Centigrade causing it to evaporate. When the vapor contacts the glass, it condenses forming a very thin film as hard as the original metal being evaporated. The thin films range in thickness from 250 angstroms to 1500 angstroms.

ENVIRONMENTAL MATTERS. We believe we are in material compliance with applicable United States, New Jersey and local laws and regulations relating to the protection of the environment, and we do not devote material resources to such matters.

COMPETITION. Competition is based on product quality, price, reputation and ability to meet delivery deadlines. The market for our products is very competitive. The type and amount of instrument glass consumed is subject to changes in display technology and in ongoing reduction in the number of displays used on both new aircraft and retrofitted aircraft. Our competitors include JDSU, Metavac, Mod A Can, Tyrolit, Schott Glass and Hoya Optics. Our competitors generally have significantly more financial, technical and human resources than we do. Because of this, our competitors have the capacity to respond more quickly to emerging technologies and customer preferences and may devote greater resources to development, promotion and sale of their products than we can. This competition could result, and in the past has resulted, in price reductions, reduced margins and lower market share.

EMPLOYEES. As of November 1, 2008, we employed 57 employees, of which 51 were full time individuals and none of whom are members of organized labor. This represents an increase of 4 full time employees from the end of Fiscal 2007. We expect to make adjustments to our employee levels based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401K Plan for the benefit of all our employees; we do not have a stock option plan. The 401K Plan includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

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

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our operations at the principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. We own this 1.4 acre property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space and approximately 1,200 square feet of office space. We also own and utilize a building containing 500 square feet of warehouse and 7,500 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In addition, we lease on a year to year basis 5,000 square feet in Riverton, New Jersey for general warehouse and material storage.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are not listed on an established public trading market, but are quoted by the Pink Sheets, in the non-NASDAQ over the counter market. The symbol for our Shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid quotations, for the calendar quarter indicated, as quoted by Pink Sheets LLC., and reflects inter- dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2007              Bid
First Quarter        $6.70 -  7.55
Second Quarter        6.80 -  8.60
Third Quarter         6.80 - 10.50
Fourth Quarter        8.85 - 13.00


Fiscal 2008               Bid
First Quarter       $10.05 - 11.50
Second Quarter       10.50 - 13.10
Third Quarter         8.25 - 13.25
Fourth Quarter        7.80 -  9.50

As of December 31, 2008, the closing bid for the Common Stock was $6.00. The closing ask price was $12.00. The Company had 918 stockholders of record of its Common Stock as of December 31, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have any equity compensation plan in place and did not issue any equity securities to any person during Fiscal Year 2008.

DISTRIBUTIONS

We did not declare or pay any dividend on our Common Stock during Fiscal Year 2008 and, although there is no prohibition on payment of dividends, we do not anticipate the payment of dividends on our Common Stock in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered securities during the three fiscal years ended November 1, 2008.

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

GENERAL.

This Management's Discussion and Analysis as of November 1, 2008, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in this report. It may also contain forward looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2009.

We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts receivable.

Our cash position improved in Fiscal 2008, primarily because of the net income of $858,695 in Fiscal 2008. Other income declined from the prior year primarily due to lower interest rates. Our cash increased during Fiscal 2008 to $6,926,000 from $6,777,104 at the end of Fiscal 2007, primarily from the cash generated from operations. At the same time, our total current assets increased $166,278 to $9,464,326 in Fiscal 2008 from $9,298,048 in Fiscal 2007.

Because of changes in the marketplace and an increasingly competitive environment, we believe it is necessary to make ongoing investments in new equipment and processes to compete successfully in the aerospace and commercial display markets. In Fiscal 2009, we have projected further significant expenditures of capital to update equipment.



RESULTS OF OPERATIONS: FISCAL YEAR 2008

NET SALES

Net sales of $6,748,691 for the Fiscal Year 2008 increased $1,035,881 or approximately 18% from Fiscal 2007. Approximately 65% of this increase was due to increased demand from two of our main customers stemming from higher demand for 777 & 737NG commercial aircraft and from higher demand for the business aircraft which utilize instrumentation cover glass manufactured by the Company. Approximately 20% of the increase came from existing products for other customers. The remaining 15% was from new business.

COST OF SALES

Cost of sales increased $764,711 or 21% for Fiscal 2008 compared to Fiscal 2007. This larger increase, relative to the increase in sales, is primarily due to a slightly different mix of product sales in which more lower margin products were sold. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control and quality departments.

OPERATING EXPENSES

Operating expenses for Fiscal 2008 were $1,009,657, an increase of $85,715 or 9.3% over Fiscal 2007. Operating Expenses include both General and Administrative expenses and Sales and Delivery expenses. Our General and Administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME

Operating income increased $185,455 or 17% to $1,273,162 in Fiscal 2008 from $1,087,707 in 2007. The increase over Fiscal 2007 is primarily due to the increase in sales revenues.

OTHER INCOME

Other income of $182,828 for Fiscal Year 2008 decreased from $314,452 for Fiscal Year 2007. This decrease is mainly attributable to lower interest rates.

NET INCOME

Net income of $858,695 or $1.11 per share for Fiscal 2008 increased slightly from $832,761 or $1.07 per share for Fiscal 2007 as a result of the factors described above.


BACKLOG OF ORDERS

Our backlog of unshipped orders stood at $1,783,200 at the end of Fiscal Year 2008, down $467,100 from the end of Fiscal Year 2007 and down $450,500 from the end of the third quarter. Due to recent market trends stemming from the financial credit squeeze, we anticipate that the backlog will fluctuate around it's current level for the first and second quarters of fiscal 2009. After that, we expect it to continue to drop as shipments start outpacing new orders in the third and fourth quarters of Fiscal 2009. Of the backlog of orders existing at year end, we expect to deliver 80% within the first quarter of Fiscal Year 2009.

RESULTS OF OPERATIONS: FISCAL YEAR 2007

Fiscal 2007 ended with net sales of $5,712,810 an increase of approximately $1,447,414 or 40% over Fiscal 2006. The significant increase in total sales for 2007 over 2006 was primarily due to a substantial increase in the demand for coated glass products by three customers. One customer unexpectedly was awarded a contract for cockpit displays for a new very light business jet, which has since been cancelled. Another customer decided to place more business with us instead of their other instrument glass supplier. The third created a temporary surge in demand as it migrated from one LCD platform to another. Operating expenses, including selling expenses, were $923,942 for Fiscal 2007, an increase of $140,226 over Fiscal 2006. These expenses were higher in Fiscal 2007 principally because of expenses associated with Sarbanes/Oxley compliance. Operating income increased $629,745 to $1,087,707 in Fiscal 2007 from $462,962 in 2006. Interest and other income of $314,452 for Fiscal 2007 increased from $211,833 for Fiscal 2006. Net income after taxes of $832,761 or $1.07 per share for Fiscal 2007 increased from $404,193 or $.52 per share for Fiscal 2006.

INFLATION

During the three year period that ended on November 1, 2008, inflation did not have a material effect on our operating results.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

DECLINE IN VALUE OF COMPANY INVESTMENTS

As of November 1, 2008, the fair market value of the Company's marketable securities was $670,318. The Company had paid $1,015,881 for such securities. In the judgment of Management, the resulting unrealized loss of $345,563 is generally reflective of the precipitous decline in the stock market during the last six months of the fiscal year 2008. This matter is detailed in Footnote 3 to the Financial Statements. There is no assurance that the fair value of these securities in the future will increase to the cost basis. Even if there is a general recovery in the stock market, there is no assurance that these unrealized losses will be substantially reduced.




COMPANY RISK FACTORS

An investment in our common stock involves investment risks. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

1. The recent downturn in the economy may have an adverse effect on the purchase of new aircraft and on the retrofitting of old aircraft. Because of the long lead times required in the production of aircraft and the upgrading of legacy fleets, we do not know with certainty how adversely our Company's prospects shall be affected. Recent declines in backlog may be a harbinger of more serious declines in the future.

2. Most of our commercial aircraft display products are for use in Boeing aircraft. The impact of Boeing's sales on the Company is difficult to project with a high degree of accuracy. The Boeing 787s scheduled for delivery in 2009 will utilize proprietary cockpit displays of RockwellCollins which currently does not purchase instrument glass from us for these kinds of displays. Future upgrades of Boeing commercial aircraft may utilize the Rockwell Collins system. Such a change would have an adverse effect on the Company.

3. The future market for our business aircraft instrument glass presently appears to be stable. However, the Company has had to hold pricing on several major product offerings to maintain good customer relations. This ultimately causes an erosion of profit margins unless more productive and efficient means of production are implemented.

4. Our product offerings are concentrated. During Fiscal 2008 we derived 95% of our revenues from instrument glass used for avionics and related aerospace products.

5. Our revenues come from a limited number of customers, with over 60% of sales arising from two customers.

6. For a major portion of our business, we rely on raw materials manufactured exclusively in Japan. An interruption of supplies from Japan would have a significant impact on sales and our ability to support our customers.

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated January 9, 2009, are filed as part of this report starting on page 23 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer ("CEO and CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report. Based on such evaluation, our CEO and CFO has concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.




Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting as of November 1,2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of November 1, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.




Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B

OTHER INFORMATION

None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

INFORMATION REGARDING EXECUTIVE OFFICERS AND DIRECTORS

Our Directors serve until the next annual meeting of stockholders, or until their successors have been elected. Our officers serve at the pleasure of the Board of Directors.

Anderson L. McCabe, 53 years old, is our President, Chief Executive Officer and Chief Financial Officer. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as Process Engineer with managerial responsibilities. In 1986 he became our president. He has been director of the Company since 1987.

Arthur J. Kania, 77 years old, is our Secretary. He is not active in our day-to-day operations. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 53 years old, has been a director of the Company since 1987. He is not active in our day-to-day operations. He is a principal of Trikan Associates (real estate ownership and management-investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).

SECTION 16(A)   BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and any person owning ten percent or more of the Company's common stock, to file in their personal capacities initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership arrangements are required by SEC regulation to furnish to the Company copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Company's information statement. Based solely on the Company's review of copies of such statements received by, and on representations from, the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, the Company believes that all such statements were timely filed in 2008.

BOARD MEETINGS AND COMMITTEES

Audit Committee and Audit Committee Financial Expert

Our Board of Directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our Board of Directors does not have an independent director. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial relevant business and accounting experience. Accordingly, the Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have in a company such as ours.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation paid or accrued to its sole executive officer during the past two fiscal years.






                  SUMMARY COMPENSATION TABLE


              Annual Compensation



  (a)          (b)      (c)       (d)       (e)         (f)

Name         Fiscal    Salary    Bonus     Other       Total
And          Year      (1)($)    ($)       Annual    Compensation
Principal                                 Compen-       ($)
Positions                                 sation)
                                           ($)

Anderson     2008     $125,000   25,000   12,624*     $162,624
L. McCabe    2007     $118,750   25,000   11,130*     $154,880
President,
CEO, CFO
Treasurer
and
Director

*Includes $7,500 annual retainer as Director of Company and 401K Contribution: $5,124 for 2008 and $3,630 for 2007


DIRECTOR COMPENSATION FOR 2008 FISCAL YEAR

Annual Compensation
Name                    Annual Retainer      Total Compensation

Anderson L. McCabe          $7,500                  $7,500
Arthur J. Kania*            $7,500                  $7,500
Arthur J. Kania, Jr.        $7,500                  $7,500

*  See Certain Transactions and Relationships below.

OPTION/SAR GRANTS; DEFERRED EXECUTIVE COMPENSATION PLAN; EQUITY
COMPENSATION PLAN

The Company did not grant restricted stock awards, stock options or stock appreciation rights during Fiscal Year 2008, nor does it have any of such awards, options or rights outstanding from prior years. The Company does not have any deferred executive compensation plan. The Company does not have any securities authorized for issuance under an equity compensation plan.

CODE OF ETHICS

The Company's Code of Ethics is posted at its website at optsciences.com. It applies to all employees, including the CEO, CFO, principal accounting officer and persons performing similar functions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The following table sets forth common stock ownership information as of the record date with respect to (i)each person known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock; and(ii)each of our directors and executive officers.


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
*Less than 1% of the outstanding Common Stock

1. Excludes 510,853 shares (66% of the outstanding shares) owned by a trust for the benefit of Arthur J. Kania's children and a total of 10,000 shares (1.3% of the outstanding shares) owned by separate trusts for the benefit of each of Arthur J. Kania's grandchildren. Mr. Kania has no voting power or investment power with respect to such securities and disclaims beneficial ownership in all such shares. Mr. McCabe, husband of a beneficiary of the first aforementioned trust, disclaims beneficial ownership in all such shares. Arthur J. Kania, Jr., a son of Arthur J. Kania, is a beneficiary of the first aforementioned trust and father of beneficiaries of the second aforementioned trusts, but has no voting power and no investment power over such shares in said trusts and is not a beneficial owner under the applicable rules.

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

During Fiscal year 2008, we incurred legal fees of $45,000 to the firm Of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the Senior partner. Mr. Kania does not share or participate in fees generated from the Company.

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

31. Certification pursuant Section 302 of the Sarbanes Oxley Act included as an exhibit to this Form 10KSB.

32. Certification pursuant to Section 906 of the Sarbanes Oxley Act included as an exhibit to this Form 10KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Type                       2007           2008
Audit Fees:                   $28,468        $32,202
Audit Related Fees:             $0             $0
Tax Fees                        $0             $0
Other Fees                    __$0__           $0
  Total Fees		      $28,468        $32,202

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

This category includes the aggregate fees billed in each of the last two fiscal years for services by the independent auditors that are reasonably related to the performance of the audits of the financial statements and are not reported above under "Audit Fees".

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

 Date: January 23, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                     DATE


____________________________
Anderson L. McCabe          President,           January 23, 2009
                            CEO, CFO
                            and Director


____________________________
Arthur J. Kania             Secretary            January 23, 2009
                            and
                            Director


____________________________
Arthur J. Kania, Jr.        Director             January 23, 2009


___________________________
Lorraine Domask             Chief Accountant     January 23, 2009


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

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control of financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

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

Date: January 23, 2009


 /s/Anderson L. McCabe
Anderson L. McCabe President, Chief Executive Officer and Chief
Financial Officer

SECTION 906 CERTIFICATION

I, Anderson L. McCabe, Chief Executive Officer and Chief Financial Officer of OPT-SCIENCES CORPORATION (the "Company"), certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10KSB of the Company for the fiscal year ended November 1, 2008 (the "Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 23, 2009

                           By:/s/Anderson L. McCabe Anderson L. McCabe,
         Chief Executive Officer and Chief
         Financial Officer









                             OPT - Sciences Corporation
                                   And Subsidiary

                                Financial Statements

                  Years Ended November 1, 2008 and October 27, 2007









                                 TABLE OF CONTENTS

                                                                      PAGE

Report of Independent Registered Public Accounting Firm ................25

Consolidated Balance Sheets.............................................26

Consolidated Statements of Operations...................................28

Consolidated Statements of Stockholders' Equity and Comprehensive
Income..................................................................29

Consolidated Statements of Cash Flow....................................30

Notes to Consolidated Financial Statements..............................32










Report of Independent Registered Public Accounting Firm


To Stockholders and Board of Directors
OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of November 1, 2008 and October 27, 2007 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the two year period ended November 1, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of November 1, 2008 and October 27, 2007 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended November 1, 2008 in conformity with U.S. generally accepted accounting principles.



Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

January 9, 2009



                         Opt-Sciences Corporation
                        Consolidated Balance Sheets
The accompanying notes are an integral part of these financial statements

                                  ASSETS

                                             November 1,     October 27,
                                                 2008            2007
CURRENT ASSETS

Cash and cash equivalents                    $ 6,926,000    $ 6,777,104
Trade accounts receivable                      1,119,550      1,012,659
Inventories                                      611,180        592,660
Prepaid expenses                                  18,294         21,074
Loans and exchanges                                6,768          4,390
Deferred income taxes                            112,216            -0-
Marketable securities                            670,318        890,161

   Total current assets                        9,464,326      9,298,048

PROPERTY AND EQUIPMENT

Land                                             114,006        114,006
Building and improvements                        567,624        449,987
Machinery and equipment                        1,559,418      1,485,573
Small tools                                       53,580         53,580
Furniture and fixtures                             8,775          8,624
Office equipment                                  74,611         57,419
Automobiles                                       71,211         71,211

    Total property and
      equipment                                2,449,225      2,240,400

Less: accumulated depreciation                 1,757,880      1,652,891

       Net property and
         equipment                               691,345        587,509

OTHER ASSETS

Deposits                                         244,904          2,837

     Total assets                           $ 10,400,575   $  9,888,394














                        Opt-Sciences Corporation
                      Consolidated Balance Sheets
The accompanying notes are an integral part of these financial statements

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                          November 1,     October 27,
                                              2008           2007
CURRENT LIABILITIES

Accounts payable - trade                   $  203,282      $   86,759
Accrued income taxes                           40,912         267,980
Accrued salaries and wages                    268,758         272,328
Accrued professional fees                      50,500          48,500
Deferred income taxes                             -0-          30,100
Other current liabilities                      29,546          17,995

 Total current liabilities                    592,998         723,662


STOCKHOLDERS' EQUITY

Common capital stock - par value
$.25 per share - authorized
and issued 1,000,000 shares                   250,000        250,000
Additional paid in capital                    272,695        272,695
Retained earnings                           9,669,071      8,810,376
Accumulated other comprehensive income:
Unrealized holding (loss) gain
on marketable securities                     (196,971)        18,879
Less treasury stock at cost -
224,415 shares                               (187,218)      (187,218)


  Total stockholders' equity                9,807,577      9,164,732

      Total liabilities and
        stockholders' equity              $10,400,575     $9,888,394




















                     Opt-Sciences Corporation
               Consolidated Statements of Operations
The accompanying notes are an integral part of these financial statements

                                 Fiscal Year Ended   Fiscal Year Ended
                                 November 1, 2008    October 27, 2007
                                    (53 weeks)           (52 weeks)

NET SALES                           $ 6,748,691        $ 5,712,810

COST OF SALES                         4,465,872          3,701,161

Gross profit on sales                 2,282,819          2,011,649

OPERATING EXPENSES

Sales & delivery                         50,721             46,427
General and administrative              958,936            877,515

  Total operating expenses            1,009,657            923,942

 Operating income                     1,273,162          1,087,707

OTHER INCOME                            182,828            314,452

Income before taxes                   1,455,990          1,402,159

FEDERAL AND STATE
INCOME TAXES                            597,295            569,398

Net income                              858,695            832,761

EARNINGS PER SHARE OF
COMMON STOCK                               1.11               1.07

Weighted average number
of shares                               775,585            775,585




                            Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME The accompanying notes are an integral part of these financial statements


                                            Accumulated
                                            Other
             Common    Paid-in    Retained  Comprehensive  Treasury
             Stock     Capital    Earnings  Income         Stock      Total

BALANCE
OCTOBER 28,
 2006
             $250,000  $272,695  $7,977,615  $9,481     $(187,218) $8,322,573

Net income
for fiscal
year ended
October 27,
2007                                832,761                           832,761

Unrealized
holding gains
on securities
arising during
period, net of
tax of $7,089  ______  ________   ________    9,398    _________        9,398

TOTAL COMPREHENSIVE INCOME                                            842,159

BALANCE
OCTOBER 27,
2007          $250,000  $272,695  $8,810,376 $18,879  $(187,218)   $9,164,732

Net income for
fiscal year
ended November 1,
2008                                 858,695                          858,695

Unrealized
holding losses
on securities
arising during
period, net of
tax of $162,834     _________ _______ _______(215,850)  ________     (215,850)

TOTAL
COMPREHENSIVE
INCOME                                                                642,845

BALANCE
NOVEMBER 1,
2008         $250,000  $272,695  $9,669,071 $(196,971) $(187,218) $9,807,577




                                  29

                       Opt-Sciences Corporation
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements


                                 Fiscal Year Ended    Fiscal Year Ended
                                 November 1, 2008     October 27, 2007
                                     (53 weeks)           (52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                            $ 858,695            $ 832,761

Adjustments to reconcile net income
to net cash provided by
operating activities:

Depreciation                            113,594              115,864
Loss (gain) on sale of securities        38,740              (33,721)
Loss on asset retirements                13,402                  -0-
Deferred income taxes                    20,518               26,080

Decrease (increase) in:
Accounts receivable                    (106,891)            (201,290)
Inventories                             (18,520)             (22,693)
Prepaid expenses                          2,780               18,504
Prepaid income taxes                        -0-               23,900
Loans and exchanges                      (2,378)                (885)

(Decrease) increase in:
Accounts payable                        116,523                3,138
Accrued income taxes                   (227,068)             267,980
Accrued salaries and wages		 (3,570)                 -0-
Accrued professional fees                 2,000                  -0-
Other current liabilities                11,551              113,620

  Net cash provided
   by operating activities              819,376            1,143,258

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment    (230,833)             (75,135)
Purchases of securities                (672,884)            (500,606)
Proceeds from sale of securities        475,304              411,081
Deposits                               (242,067)                 -0-

  Net cash (used)
   by investing activities             (670,480)            (164,660)












                                    30

                  Opt-Sciences Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements


                                 Fiscal Year Ended    Fiscal Year Ended
                                 November 1, 2008     October 27, 2007
                                   (53 weeks)            (52 weeks)

Increase in cash                    $   148,896          $   978,598

Cash and cash equivalents
  at beginning of year                6,777,104            5,798,506

Cash and cash equivalents
  at end of period                  $ 6,926,000          $ 6,777,104

SUPPLEMENTAL DISCLOSURES:

Interest paid                               -0-          $     3,550

Income taxes paid                   $   803,845          $   251,438




                                 31









               OPT-Sciences Corporation and Subsidiary
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -	Summary of Significant Accounting Policies

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

Line of Business and Credit Concentration

The Company, through its wholly owned subsidiary, is engaged in the business of applying anti-reflective, conductive and/or other coatings to the faceplates of instruments for aircraft cockpits. The Company grants credit to companies within the aerospace industry.

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $38,886 and $27,069 for the years ended November
1, 2008 and October 27, 2007, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.






                 OPT-Sciences Corporation and Subsidiary
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Inventories

Inventories consisted of the
following:
                                            November 1,     October 27,
                                              2008             2007

Raw materials and supplies                 $  216,404     $  215,935
Work in progress                              328,852        332,089
Finished goods                                 65,924         44,636


                                           $  611,180     $  592,660

NOTE 3- Marketable Securities

                                     Gross         Gross
                      Amortized    Unrealized    Unrealized    Fair
                         Cost        Gains          Losses     Value

November 1, 2008
 Common stock       $   243,367     $    -0-     $ (59,187)  $ 184,180
 Preferred stock        312,567          -0-      (111,893)    200,674
 Municipal bonds         55,333          -0-        (3,815)     51,518
 Mutual funds           404,614          -0-      (170,668)    233,946

                    $ 1,015,881     $    -0-     $(345,563)  $ 670,318

October 27, 2007
 Common stock       $   266,708     $ 40,639     $     -0-   $ 307,347
 Preferred stock        112,567          -0-       (10,747)    101,820
 Municipal bonds         82,244          -0-        (5,767)     76,477
 Mutual funds           395,521        8,996           -0-     404,517

                    $   857,040     $ 49,635     $ (16,514)  $ 890,161

Sales of securities available for sale during the years ended November 1, 2008 and October 27, 2007 were as follows:

                                       2008            2007

Proceeds from sales                $ 475,303       $ 411,081

Gross realized gains               $  38,363       $  81,116

Gross realized losses              $  77,103       $  47,395






            OPT-Sciences Corporation and Subsidiary
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - Income Taxes

The income tax expense of the Company consists of the following:

                                    2008               2007
Current tax expense:

 Federal                        $  437,665         $  412,054

 State                             139,112            131,264

 Total                             576,777            543,318

Deferred tax expense:

 Federal                            20,183             21,825

 State                                 335              4,255

 Total                              20,518             26,080

Income Tax Expense              $  597,295         $  569,398

At November 1, 2008 the Company had a deferred tax asset of $210,926 deferred tax liability of $98,710 resulting in a net deferred tax asset of $112,216.

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




               OPT-Sciences Corporation and Subsidiary
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At November 1, 2008, the Company had capital loss carry forwards of $66,725 expiring in 2010 through 2013. All of these losses are expected to be usable before expiration.

NOTE 5 - 	Major Customers

Two customers accounted for $4,091,031 of net sales during the year ended November 1, 2008. The amount due from these customers, included in trade accounts receivable, was $740,355 on November 1, 2008. (this receivable amount includes the various Honeywell companies)

Two customers accounted for $2,889,796 of net sales during the year ended October 27, 2007. The amount due from these customers, included in trade accounts receivable, was $579,564 on October 27, 2007.

NOTE 6 -	Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed to perform according to the terms of the deposit was $5,800,000 on November 1, 2008.

NOTE 7 - 	Related Party Transactions

During fiscal years 2008 and 2007, the Company incurred legal fees of $45,000 and $40,500, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner.
Of the legal fees, $45,000 and $40,500 were included in accounts payable at November 1, 2008 and October 27, 2007, respectively.