Form 10-Q
period 2009-01-31
OPT SCIENCES CORP
filed 2009-03-16
CIK 74688

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2009.
or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From ________ To ___ _____.
Commission File Number: 0-1455
OPT-SCIENCES CORPORATION
(Exact name of issuer as specified in its charter)
        New Jersey 21-0681502
(State or other jurisdiction of              (I.R.S. Employer incorporation or
organization)                Identification No.)

1912 Bannard Street, Cinnaminson, New Jersey 08077
(Address of principal executive offices)


(856) 829-2800
Issuer's telephone number
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer . Accelerated filer . Non-accelerated filer . Smaller reporting company . (Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $.025, were outstanding as of February 2, 2009.

TABLE OF CONTENTS
Page

PART I FINANCIAL INFORMATION
Item 1 .Financial Statements 3 Consolidated Balance Sheets for January 31, 2009(unaudited) and 3 November 1, 2008 Consolidated Statements of Income and Retained Earnings (unaudited) 5 for thirteen weeks ended January 31, 2009 and thirteen weeks ended January 26, 2008 Consolidated Statements of Cash Flows (unaudited) for thirteen weeks 6 ended January 31, 2009 and thirteen weeks ended January 26, 2008 Notes to Consolidated Financial Statements 7 Item 2. Management's Discussion and Analysis of Financial Condition and 8 Result of Operations Item 3 Quantitative and Qualitative Disclosure About Market Risk 10
Item 4. Controls and Procedures 10 PART II OTHER INFORMATION 11 Item 1. Legal Proceedings 11 Item 1A. Risk Factors 11 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 12 Item 3. Defaults Upon Senior Securities 12
Item 4. Submission of Matters to a Vote of Security Holders 12 Item 5. Other Information 12 Item 6. Exhibits 12 Signatures 12 Exhibit 31.1 13 Exhibit 32.1 14
Table of Contents
PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
Opt-Sciences Corporation CONSOLIDATED BALANCE SHEETS ASSETS
November 1, 2008

Trade accounts receivable               877,268           1,119,550


                11,207                18,294
Deferred income taxes               114,224              112,216


              606,244              567,624
Small tools                 53,580                53,580


                76,742                74,611
                 equipment            1,214,141             691,345

Deposits                   2,837             244,904

Total assets $ 10,194,555 $ 10,400,575


LIABILITIES AND STOCKHOLDERS' EQUITY
January 31, 2009 November 1, 2008

Accrued income taxes 38,010 40,912

Accrued professional fees 64,845 50,500

   Total stockholders' equity      9,858,844       9,807,577

            Total liabilities and

Opt-Sciences Corporation CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited)
Thirteen Weeks  Thirteen Weeks
Ended  Ended
January 31, 2009  January 26, 2008


General and administrative            207,838           276,098

 Total operating expenses            212,928           284,097

OTHER INCOME (Expenses) (429)            64,643

Net income before taxes              86,427           259,575

PROVISION FOR INCOME TAXES              32,500           111,600


Net income              53,927           147,975

RETAINED EARNINGS -

end of period $ 9,722,998 $ 8,958,351

EARNINGS PER SHARE OF  Net income $ 53,927  $ 147,975

Thirteen  Thirteen
Weeks Ended  Weeks Ended
January 31, 2009  January 26, 2008



Adjustments to reconcile net income to net

Depreciation                42,947                  26,911

Accounts receivable               242,282                  85,564

Prepaid expenses                   7,087                    4,264

Deposits               242,067  -0

Decrease in:

Accrued income taxes                 (2,902)             (113,400)

operating activities               384,229             (136,968)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of securities                60,883                 72,174

Decrease in cash             (137,786)             (159,951)

Cash and cash equivalents at end of period $ 6,788,214 $ 6,617,153

SUPPLEMENTAL DISCLOSURES:


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.
These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first three months of the Company's fiscal year 2008. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended November 1, 2008 together with the auditors' report filed as part of the Company's 2008 Annual Report on Form 10-KSB.
The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2. INVENTORIES
Inventories consisted of the following:
January 31, 2009 November 1, 2008

Raw materials and supplies $ 231,638 $ 216,404

Finished goods 64,707 65,924

End of quarter inventories are stated at the lower of cost (first-in, first-out) or market. The inventory appearing on unaudited quarterly financial statements and in this Form 10-Q is based on estimates derived from an unaudited physical inventory count of work-in-progress and raw materials. A physical inventory is conducted at the end of the fiscal year. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. The Company conducts an audited physical inventory at the end of the fiscal year in connection with its audited financial statements and preparation of its Form 10-KSB.

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

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Standards Accounting Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 with early adoption permitted. We adopted Interpretation 48 for our fiscal year 2008, and it had no impact on our current financial statements.
Table of Contents
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to the following principal risks and uncertainties.
   -Declining demand for the Company's products because of the current international financial crisis;
   -Risks associated with dependence on a few major customers; and -The performance, financial strength and reliability of the Company's vendors.
We provide greater detail regarding other factors in our 2008 Form 10-KSB, including in the Company Risk Factors section. Our forward-looking statements may also be subject to other risks and uncertainties including those discussed in the Risks and Uncertainties section of this Quarterly Report or in our other filings with the SEC.
Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, inventory is estimated quarterly and reconciled at the end of the fiscal year when a comprehensive physical count is conducted (also see Notes to Consolidated Financial Statements, Note 1 Summary of Significant Accounting Policies and Note 2 Inventories).

EXECUTIVE SUMMARY
Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded first quarter sales of $1,442,099 and net income of $53,927. Sales are down 23.9% and net income is down 77.5% from the fourth quarter of fiscal 2008. Compared to the previous first quarter of 2008, sales are up 4.6% and net income is down 63.6%. We currently expect second quarter sales to be less than $1,000,000. All of our markets are currently weakening and they may deteriorate further than we project. The international financial crisis has affected our customers by inhibiting their ability to finance and their desire to purchase new airplanes. During the first quarter of 2009, the Company booked $1,136,000 in new orders compared to $1,445,000 in new orders booked for the fourth quarter of 2008. Our backlog of unshipped orders was approximately $1,478,000 at the end of first quarter, down approximately $300,000 from the end of the fourth quarter of 2008. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 60% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter.

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED JANUARY 31, 2009 COMPARED WITH THIRTEEN WEEKS ENDED JANUARY 26, 2008
Net Sales.
Net sales for the first quarter ended January 31, 2009 were $1,442,099 which is $63,145 and 4.6%
more than the net sales of $1,378,954 for the same quarter last year.

Cost of Sales. Cost of sales for the quarter ended January 31, 2009 increased $242,370 or 26.9% to 1,142,315 or 79.2% of sales, compared to 1,142,315 or
65.3% of sales, for the first quarter last year. This increase in cost of sales is related to several factors: 1) an increase in the sale of lower margin products, 2) a higher than normal scrap rate due to supplier quality problems and 3) an increase in labor costs associated with increasing capacity. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, Gross Profit. Gross profit for the quarter ended January 31, 2009 decreased $178,245 to $299,784 or 20.8% of sales from $479,029 or 34.7% of sales reported for the same quarter last year, primarily for the reasons referred to in the above paragraph.
Operating Expenses. Operating expenses decreased $71,169 or 25.8% to $212,928 from $284,097 for the same quarter last year, and is mostly attributable to elimination of the accrued year end employee bonus and a decrease in professional expenses. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.
Operating Income.
The Company realized operating income of $86,856 or 6% of sales, for the quarter ended January 31,
2009, compared to operating income of $194,932 or 14.1% of sales, for the same quarter last year.

Other Income(Expenses). Other income (expenses) of ($429) for the first quarter of fiscal year 2009 decreased $65,072 from that for the same quarter last year, primarily due to lower interest rates and recognized losses on investments in securities.
Provisions for Income Taxes.
Income tax expense for the first quarter ended January 31, 2009 was $32,500 or 37.6% of pre-tax income, compared to 111,600 and 43% of pre-tax income for the first quarter ended January 26, 2008.

Net Income.
Net income for the first quarter ended January 31, 2009 was $53,927 or $0.07 per share, compared to net income of $147,975 or $0.19 per share, for the first quarter ended January 26, 2008.

Table of Contents
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a ?smaller reporting Company? as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on such evaluation, our CEO and CFO has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d)) that occurred during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Table of Contents

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material litigation.

ITEM 1A RISK FACTORS
The Company faces numerous challenges in its markets. In our view, the following are among the most important:
- The longevity and ultimate depth of our current economic recession are not known; however, that recession is beginning to have a severe and adverse impact on our customers and market.

-The turbulence in financial markets has had an adverse effect on our investment portfolio, which may continue to decline in value.
-
 Our deposits in bank accounts are concentrated in two banks and such deposits are not fully covered by deposit insurance.


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




ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) EXHIBITS
 31.1
 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
 Certification of Chief Executive Office and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNITURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.
OPT-SCIENCES CORORATION
/s/ Anderson L. McCabe___
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer March 16, 2009
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:
1.
 I have reviewed this quarterly report of Opt-Sciences Corporation;

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

(c)
 Evaluated the effectiveness of Opt-Sciences Corporation's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in Opt-Sciences Corporation's internal control over financial reporting that occurred during Opt-Sciences Corporation's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Opt-Sciences Corporation's internal control over financial reporting; and


5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to Opt-Sciences Corporation's auditors and the audit committee of Opt-Sciences Corporation's board of directors (or persons performing the equivalent functions):
(a)
 All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Opt-Sciences Corporation's ability to record, process, summarize and report financial information; and

(b)
 Any fraud, whether or not material, that involves management or other employees who have a significant role in Opt-Sciences Corporation's internal control over financial reporting. /s/ Anderson L. McCabe___
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer March 16, 2009
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation, certify to my knowledge, pursuant to section 906 of the Sabanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:
(1)
 The Quarterly Report on Form 10-Q of the Company for the quarterly period ended January 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
 The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Opt-Sciences Corporation.


/s/ Anderson L. McCabe___
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer March 16, 2009