Form 10-Q
period 2009-05-02
OPT SCIENCES CORP
filed 2009-06-15
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 2, 2009.

					OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO _____________.


                        COMMISSION FILE NUMBER: 0-1455


                           OPT-SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

               NEW JERSEY                           21-0681502
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

    1912 BANNARD STREET, CINNAMINSON, NEW JERSEY      08077
     (Address of principal executive offices)      (Zip Code)


                               (856) 829-2800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

	Large accelerated filer              [ ]   Accelerated filer         [ ]
	Non-accelerated filer(Do not check   [ ]   Smaller reporting company [X]
       if smaller reporting company)

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of May 2, 2009.


             FORM 10-Q SECOND QUARTER REPORT - FISCAL YEAR 2009
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                         PAGE
                             TABLE OF CONTENTS
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements ...........................................  3

          Consolidated Balance Sheets for
             May 2, 2009 (unaudited) and November 1, 2008 ................  4

          Consolidated Statements of Income and Retained Earnings
            (unaudited) for thirteen and twenty six weeks ended May 2, 2009 and thirteen and twenty six weeks ended April 26, 2008 ......  5

          Consolidated Statements of Cash Flows (unaudited)for
             twenty six weeks ended May 2, 2009 and twenty six
             weeks ended April 26, 2008 ..................................  6

          Notes to Consolidated Financial Statements .....................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Result of Operations ...........................................  8
             Cautionary Statement Regarding Forward-Looking Information Critical Accounting Policies and Estimates
             Executive Summary
             Results of Operations
             Financial Condition

Item 3    Quantitative and Qualitative Disclosure About Market Risk ...... 12

Item 4.   Controls and Procedures ........................................ 12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings .............................................. 12

Item 1A   Risk Factors ................................................... 12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds .... 13

Item 3.   Defaults Upon Senior Securities ................................ 13

Item 4.   Submission of Matters to a Vote of Security Holders ............ 13

Item 5.   Other Information .............................................. 13

Item 6.   Exhibits ....................................................... 13
 Signatures .............................................................. 14

Exhibit 31.1 ............................................................. 14
Exhibit 32.1 ............................................................. 15


			PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             Opt-Sciences Corporation
                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        May 2, 2009       November 1, 2008
                                         (unaudited)
CURRENT ASSETS

   Cash and cash equivalents             $6,867,692        $6,926,000
   Trade accounts receivable                571,536         1,119,550
   Inventories                              657,422           611,180
   Prepaid expenses                          12,373            18,294
   Prepaid income taxes                     229,855               -0-
   Loans and exchanges                        6,743             6,768
   Deferred income taxes                    103,363           112,216
   Marketable securities                    592,680           670,318

     Total current assets                 9,041,664         9,464,326


PROPERTY AND EQUIPMENT

   Land                                     114,006           114,006
   Building and improvements                606,244           567,624
   Machinery and equipment                2,078,502         1,559,418
   Small tools                               53,580            53,580
   Furniture and fixtures                    14,683             8,775
   Office equipment                          76,742            74,611
   Automobiles                               71,211            71,211

    Total property and
           equipment                      3,014,968         2,449,225

  Less:  accumulated depreciation         1,854,082         1,757,880

    Net property and equipment            1,160,886           691,345


OTHER ASSETS

   Deposits                                   2,837           244,904

     Total assets                       $10,205,387       $10,400,575










                          Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                              May 2, 2009    November 1, 2008
                                             (unaudited)

CURRENT LIABILITIES

   Accounts payable - trade                    $  107,758        $  203,282
   Accrued income taxes                               -0-            40,912
   Accrued salaries and wages                      89,315           268,758
   Accrued professional fees                       61,750            50,500
   Other current liabilities                       18,032            29,546

        Total current liabilities                 276,855           592,998


STOCKHOLDERS' EQUITY

   Common capital stock - par value
     $.025 per share - authorized
     and issued 1,000,000 shares                  250,000           250,000
   Additional paid in capital                     272,695           272,695
   Retained earnings                            9,778,291         9,669,071
   Accumulated other comprehensive income
   Unrealized holding (loss) gain
     on marketable securities                    (185,236)         (196,971)
   Less treasury stock at cost -
     224,415 shares                              (187,218)         (187,218)


   Total stockholders' equity                   9,928,532         9,807,577

             Total liabilities and
                stockholders' equity          $10,205,387       $10,400,575


















     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited)



                        Thirteen      Thirteen   Twenty-Six    Twenty-Six
                      Weeks Ended   Weeks Ended  Weeks Ended   Weeks Ended
                      May 2, 2009 April 26, 2009 May 2, 2009 April 26, 2009


NET SALES             $1,143,751     $1,625,429  $2,585,850     $3,004,383

COST OF SALES            891,901      1,128,038   2,034,216      2,027,963

  Gross profit
     on sales            251,850        497,391     551,634        976,420

OPERATING EXPENSES
  Sales & delivery         1,998         14,910       7,088         22,909
  General and
     administrative      180,291        204,158     388,129        480,256

  Total operating
     expenses            182,289        219,068     395,217        503,165

  Operating income        69,561        278,323     156,417        473,255

OTHER INCOME              18,231         54,158      17,803        118,801

  Income before taxes     87,792        332,481     174,220        592,056

FEDERAL AND STATE
  INCOME TAXES            32,500        143,000      65,000        254,600

  Net income              55,292        189,481     109,220        337,456

RETAINED EARNINGS -
   beginning of
     period            9,722,999      8,958,351   9,669,071      8,810,376

RETAINED EARNINGS -
   end of
   period             $9,778,291     $9,147,832   9,778,291     $9,147,832

EARNINGS PER SHARE OF
   COMMON STOCK             0.07           0.24        0.14           0.44

Average shares of stock
  outstanding            775,585        775,585   __775,585        775,585






                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                             Twenty-Six         Twenty-Six
                                             Weeks Ended        Weeks Ended
                                             May 2, 2009      April 26, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $  109,220          $  337,456

Adjustments to reconcile net income to net
cash (used) provided by operating activities:
   Depreciation                                  96,202              53,882
   Loss on sale of securities                    54,600              18,397

   Decrease (increase) in:
     Accounts receivable                        548,014            (188,539)
     Inventories                                (46,242)            (47,004)
     Prepaid expenses                             5,921               8,078
     Prepaid Income Taxes                      (229,855)            (27,920)
     Loans and exchanges                             25                (212)

  (Decrease) increase in:
     Accounts payable                           (95,524)            (22,084)
     Accrued income taxes                       (40,912)           (267,980)
     Accrued salaries and wages                (179,443)           (122,464)
     Accrued professional fees                   11,250             (15,925)
     Other current liabilities                  (11,514)              7,364

       Net cash (used) provided by
       operating activities                     221,742            (266,951)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment         (323,676)            (64,146)
   Purchases of securities                      (39,705)           (236,072)
   Proceeds from sales of securities             83,331              93,221

      Net cash (used)  by
       investing activities                    (280,050)           (206,997)

(Decrease)in cash                               (58,308)           (473,948)

Cash and cash equivalents
   at beginning of period                     6,926,000           6,777,104

Cash and cash equivalents
   at end of period                          $6,867,692          $6,303,156

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                         $  335,767          $  550,500









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the first six months of the Company's fiscal year 2009. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended November 1, 2008 together with the auditors' report filed as part of the Company's 2008 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:

                                 May 2, 2009       November 1, 2008
                                 (Unaudited)

  Raw materials and supplies      $216,016             $216,404
  Work in progress                 369,188              328,852
  Finished goods                    72,218               65,924
     Total Inventory              $657,422             $611,180

End of quarter inventories are stated at the lower of cost (first-in, first-out) or market. The inventory appearing on unaudited quarterly financial statements and in this Form 10-Q is based on estimates derived from an unaudited physical inventory count of work-in-progress and raw materials. A physical inventory is conducted at the end of the fiscal year in connection with the Company's audited financial statements and preparation of its Form 10-K. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory.



3. REVENUE RECOGNITION

The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company's shipping terms are customarily FOB shipping point.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to risks and uncertainties including those discussed in the Risk Factors section of this Quarterly Report and in our other filings with the SEC.

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

EXECUTIVE SUMMARY
Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. The international financial crisis has affected purchasers of commercial, business and regional aircraft by inhibiting their ability to finance and their desire to purchase new airplanes. We recognized second quarter sales of $1,143,751 and net income of $55,292. Sales are down 21% from the first quarter of Fiscal Year 2009. Compared to the second quarter of 2008, sales are down 30%. We currently expect that third quarter sales may be less than $1,000,000. All of our markets continue to weaken and they may deteriorate further than we project. During the second quarter of 2009, the Company booked $1,063,000 in new orders compared to $1,136,000 in new orders booked for the first quarter of 2009 and $2,232,000 for the second quarter of FY 2008. Our backlog of unshipped orders was approximately $1,397,000 at the end of the second quarter, down approximately 5.5% from $1,478,000 at the end of the first quarter of 2009. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. In the current economic environment, customers are less inclined to book new orders and more inclined to defer delivery on orders already booked. Accordingly, backlog of unshipped orders is a less reliable indicator of deliveries expected to be made in the following quarter. Since the Company has two customers that together represent over 60% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 2, 2009 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 26,
2008

Net Sales.
Net sales for the second quarter ended May 2, 2009 were $1,143,751 which is $481,678 and 30% less than the net sales of $1,625,429 for the same quarter last year. This significant decrease in sales is primarily the result of the rapid decline in business jet demand as a result of the deterioration of the global economy.

Cost of Sales.
Cost of sales for the quarter ended May 2, 2009 decreased $236,137 or 21% to 891,901 or 78% of sales, compared to $1,128,038 or 65% of sales, for the second quarter last year. This decrease in cost of sales is primarily related to the decline in sales. The cost of sales as a percentage of sales has increased because the Company is operating less efficiently than during the same period last year. We have downsized operations and capacity to current levels making sure not to jeopardize our ongoing operations. This was necessary as an adjustment to the rapid deterioration of the business jet market caused by the downturn in the global economy. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

Gross Profit.
Gross profit for the quarter ended May 2, 2009 decreased $245,541 to $251,850 or 22% of sales from $497,391 or 30% of sales reported for the same quarter last year, primarily for the reasons referred to in the above paragraph.

Operating Expenses.
Operating expenses decreased $36,779 or 36% to $182,289 from $219,068 for the same quarter last year. The primary reason was elimination of the accrual of year end employee bonuses in light of the current and future economic challenges the company faces. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

Operating Income.
The Company realized operating income of $69,561 or 6% of sales, for the quarter ended May 2, 2009, compared to operating income of $278,323 or 17.1% of sales, for the same quarter last year.

Other Income (Expenses).
Other income of $18,231 for the second quarter of fiscal year 2009 decreased $35,927 from $54,158 for the same quarter last year, primarily due to losses realized on sale of securities.

Provisions for Income Tax.
Income tax expense for the second quarter ended May 2, 2009 was $32,500 or 37% of pre-tax income, compared to $143,000 and 43% of pre-tax income for the second quarter ended April 26, 2008. This reduction in average income tax rate is due to a reduction in estimated effective income resulting in a lower percentage of income being taxed at the highest rate.

Net Income
Net income for the second quarter ended May 2, 2009 was $55,292 or $.07 per share, compared to net income of $189,481 or $.24 per share, for the second quarter ended April 26, 2008.

SIX MONTHS ENDED MAY 2, 2009 COMPARED WITH SIX MONTHS ENDED
APRIL 26, 2008

Net Sales.
Net sales for the six months ended May 2, 2009 were $2,585,850 which is $418,533 and 14% less than the net sales of $3,004,383 for the same six month period last year. This is primarily due to reduced customer demand for the company's products in the current economic downturn.




Cost of Sales.
Cost of sales for the six months ended May 2, 2009 was $2,034,216 or 79% of sales, compared to $2,027,963 or 67.5% of sales, for the same period last year. The increase in cost of sales by $6,253 despite the reduction in sales is directly related to the buildup of excess capacity during the first quarter and the inability to quickly respond as sales dropped and orders were either canceled or deferred.

Gross Profit.
Gross profit for the six months ended May 2, 2009 decreased $424,786 to $551,634 or 21% of sales, from $976,420 or 32.5% of sales, reported for the same period last year. The decrease in total gross profit, and the decline in gross profit as a percent of revenues, was primarily a result of the rapid decline in sales and the loss of significant economies of scale.

Operating Expenses.
Operating expenses decreased by $107,948 and 22% from $503,165 during the six month period ended April 26, 2008 to $395,217 during the six month period ended May 2, 2009 primarily due to decreased sales.

Operating Income.
The Company realized operating income of $156,417 or 6% of sales, for the six month period ended May 2, 2009, compared to operating income of $473,255 or 15.8% of sales, for the same period last year. The $316,838 decrease is the result of reduced gross margin noted above.

Other Income.
Other income of $17,803 for the six month period ended May 2, 2009 decreased $100,998 from $118,801 for the same period for last year, primarily due to losses realized on sale of securities.

Income Tax.
Income tax expense for the six month period ended May 2, 2009 was $65,000 and 37% of total income, compared to $254,600 and 43% of total income for the six month period ended April 26, 2008.

Net Income/Loss.
Net income for the six month period ended May 2, 2009 declined $228,236 and 68% to $109,220 or $0.14 per share, compared to net income of $337,456 or $0.44 per share for the prior comparable period.

Financial Condition
The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have decreased from $6,926,000 at the end of the fiscal year on November 1, 2008 to $6,867,692 for the sixth month period ended May 2, 2009. Because of market conditions at this time, the Company has decided to postpone an order for another coating machine until firmer guidance can be provided on the recovery of the economy, specifically the aerospace sector. The decrease in cash and cash equivalents is primarily a result of the purchase and installation of a vacuum coating machine in the first quarter of this fiscal year, as well as periodic fluctuations in net income and net receipts, if any, from trading in the Company's portfolio of securities. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended May 2, 2009 or thereafter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently subject to any litigation.

ITEM 1A RISK FACTORS

The Company faces numerous financial challenges and risks. In our view, the following are among the most important:

  - The longevity and ultimate depth of financial declines related to our current economic recession are not known; however, that recession is having a severe and adverse impact on our customers and market.

  - The turbulence in financial markets is adversely affecting our investment portfolio, which may continue to decline in value.

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

  - The Company has become more active in the market for providing cover glass with both conductive coating and anti reflective coating. In anticipation of increased demand for such products, the Company has purchased and installed a new vacuum coating chamber. If the Company expectations for demand are incorrect, the Company will have devoted significant resources to installing unnecessary manufacturing capacity.

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

- We expect that Section 404 of the Sarbanes-Oxley Act of 2002 will require that our public accounting firm audit our internal controls in a subsequent fiscal year. The Company expects its operating expenses will increase further as a result of the costs associated with implementation of and maintaining compliance with Section 404 and other provisions of the Sarbanes-Oxley Act.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not solicit proxies for the Annual Stockholders Meeting held on March 25, 2009. The Board of Directors, as previously reported to the SEC, was reelected in its entirety with 535,640 votes cast in support of the reelection of each of the directors.

ITEM 5.  OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6.  EXHIBITS

(A) Exhibits
    The Documents listed below are being filed as exhibits herewith.


Exhibit Number		Description of Document

31.1			Officer's Certificate pursuant to Section 302 of the
			Sarbanes-Oxley Act of 2002.

32.1			Officer's Certificate pursuant to Section 906 of the
			Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                  OPT-SCIENCES CORORATION

                                                  By: /s/Anderson L. McCabe
                                                  ------------------------
                                                  Anderson L. McCabe
                                                  Chief Executive Officer
                                                  and Chief Financial Officer
                                                  Dated: June 15, 2009


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

                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: June 15, 2009

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended May 2, 2009 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /s/Anderson L. McCabe
                                       ---------------------
                                       Name: Anderson L. McCabe
                                       Title: Chief Executive Officer/
                                              Chief Financial Officer
                                       Dated: June 15, 2009





- 7 -