Form 10-Q
period 2009-08-01
OPT SCIENCES CORP
filed 2009-09-14
CIK 74688

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2009.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

Non-accelerated filer (Do not check if     Smaller reporting company) [X]
smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of September 2, 2009.

FORM 10-Q THIRD QUARTER REPORT - FISCAL YEAR 2009
OPT-SCIENCES CORPORATION AND SUBSIDIARY

TABLE OF CONTENTS
                                                                        Page
PART I    FINANCIAL INFORMATION

Item 1 .Financial Statements                                              3

Consolidated Balance Sheets for August 1, 2009 (unaudited) and
November 1, 2008                                                          3

Consolidated Statements of Income and Retained Earnings
(unaudited)  for thirteen and thirty-nine weeks ended August 1, 2009
and fourteen and forty weeks ended July 26, 2008                          5

Consolidated Statements of Cash Flows (unaudited) for thirty-nine
weeks ended August 1, 2009 and forty weeks ended July 26, 2008            6

Notes to Consolidated Financial Statements                                7

Item 2. Management's Discussion and Analysis of Financial Condition and
Result of Operations                                                      8

Item 3. Quantitative and Qualitative Disclosure About Market Risk        11

Item 4T. Controls and Procedures                                         11

PART II   OTHER INFORMATION                                              12

Item 1. Legal Proceedings                                                12

Item 1A. Risk Factors                                                    12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      13


Item 3. Defaults Upon Senior Securities                                  13


Item 4. Submission of Matters to a Vote of Security Holders              13

Item 5. Other Information                                                13

Item 6. Exhibits                                                         13

Signatures                                                               13

Exhibit 31.1                                                             14
Exhibit 32.1                                                             15



Table of Contents

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS

                                   August 1, 2009     November 1, 2008
                                    (Unaudited)
CURRENT ASSETS

    Cash and cash equivalents         $  7,238,986      $  6,926,000
    Trade accounts receivable              462,087         1,119,550
    Inventories                            658,770           611,180
    Prepaid expenses                         6,565            18,294
    Prepaid income taxes                   202,355               -0-
    Loans and exchanges                      8,148             6,768
    Deferred income taxes                   40,392           112,216
    Marketable securities                  556,823           670,318
                                      ------------      ------------
      Total current assets               9,174,126         9,464,326



PROPERTY AND EQUIPMENT

    Land                                   114,006           114,006
    Building and improvements              606,244           567,624
    Machinery and equipment              2,078,502         1,559,418
    Small tools                             53,580            53,580
    Furniture and fixtures                  14,683             8,775
    Office equipment                        76,742            74,611
    Automobiles                             71,211            71,211
                                      ------------      ------------
        Total property and equipment     3,014,968         2,449,225

      Less:  accumulated
        depreciation                     1,902,184         1,757,880

      Net property and equipment         1,112,784           691,345

OTHER ASSETS

    Deposits                                 2,837           244,904
                                      ------------      ------------
       Total assets                   $ 10,289,747      $ 10,400,575




Table of Contents



Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY

                                        August 1, 2009         November 1, 2008
                                          (Unaudited)


CURRENT LIABILITIES

    Accounts payable - trade               $    97,080            $    203,282
    Accrued income taxes                           -0-                  40,912
    Accrued salaries and wages                  92,791                 268,758
    Accrued professional fees                   56,125                  50,500
    Other current liabilities                   17,238                  29,546
                                           -----------             -----------
       Total current liabilities               263,234                 592,998


STOCKHOLDERS' EQUITY

    Common capital stock - par value
       $.025 per share - authorized
       and issued 1,000,000 shares             250,000                 250,000
    Additional paid in capital                 272,695                 272,695
    Retained earnings                        9,816,289               9,669,071
    Accumulated other comprehensive income:
      Unrealized holding (loss)
          on marketable securities            (125,253)               (196,971)
      Less treasury stock at cost -
          224,415 shares                      (187,218)               (187,218)
                                           ------------            ------------
   Total stockholders' equity                10,026,513               9,807,577

 Total liabilities and
    stockholders' equity                 $   10,289,747         $    10,400,575













Table of Contents

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited)

                          Thirteen      Fourteen    Thirty-Nine      Forty
                        Weeks Ended   Weeks Ended   Weeks Ended    Weeks Ended
                      August 1, 2009 July 26, 2008 August 1, 2009 July 26, 2008

Net Sales               $  1,002,156  $  1,848,706   $  3,588,006  $  4,853,089

Cost of Sales                765,282     1,177,825      2,799,498     3,205,788
                        ------------  ------------   ------------  ------------
  Gross profit on sales      236,874       670,881        788,508     1,647,301

Operating Expenses
   Sales & delivery           12,152        13,619         19,240        36,528
   General & Administrative  174,270       210,439        562,399       690,695
                        ------------  ------------   ------------  ------------
Total operating expenses     186,422       224,058        581,639       727,223
                        ------------  ------------   ------------  ------------
       Operating income       50,452       446,823        206,869       920,078

Other Income                  15,046        47,950         32,848       166,751
                        ------------  ------------   ------------  ------------
       Net income
       before taxes           65,498       494,773        239,717     1,086,829

Federal and State
  Income Taxes                27,500       212,700         92,500       467,300
                        ------------  ------------   ------------  ------------
       Net income             37,998       282,073        147,217       619,529


Retained Earnings -
  beginning of period      9,778,291     9,147,832      9,669,071     8,810,376

Retained Earnings -
  end of period         $  9,816,289  $  9,429,905   $  9,816,288  $  9,429,905

Earnings per Share
   of Common Stock              0.05          0.36           0.19          0.80

Average shares of stock
  Outstanding                775,585       775,585        775,585       775,585


Table of Contents

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                           Thirty-Nine              Forty
                                           Weeks Ended           Weeks Ended
                                          August 1, 2009        July 26, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                $    147,217          $    619,529

Adjustments to reconcile net income to net
cash (used) by operating activities:
    Depreciation                               144,304                84,001
    Loss on sale of securities                  73,794                20,031

    Decrease (increase) in:
        Accounts receivable                    657,463              (332,353)
        Inventories                            (47,590)               51,363
        Prepaid expenses                        11,729                13,292
        Prepaid income taxes                  (202,355)                  -0-
        Loans and exchanges                     (1,380)                  250

    (Decrease) increase in:
        Accounts payable                      (106,202)               (6,559)
        Accrued income taxes                   (40,912)             (202,918)
        Accrued salaries and wages            (175,967)              (84,403)
        Accrued professional fees                5,625                (2,175)
        Other current liabilities              (12,308)               14,806
                                           ------------          ------------
       Net cash provided (used) by
        operating activities                   453,418               174,864


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property and equipment       (323,676)             (112,504)
    Purchases of securities                    (65,604)             (480,503)
    Proceeds from sale of securities           248,848               284,965
    Deposits                                       -0-              (232,650)

        Net cash (used) by
         investing activities                 (140,432)             (540,692)
                                           ------------          ------------
Increase (decrease) in cash                    312,986              (365,828)

Cash and cash equivalents at
   beginning of period                       6,926,000             6,777,104

Cash and cash equivalents at
   end of period                          $  7,238,986          $  6,411,276


SUPPLEMENTAL DISCLOSURES:
    Income taxes paid                     $    335,767          $    670,218
    Fixed assets purchased with deposit   $    242,067          $        -0-



Table of Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences
Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the first nine months of the Company's fiscal year 2009. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended November 1, 2008 together with the auditors' report filed as part of the Company's 2008 Annual Report on Form 10-KSB.

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

2. INVENTORIES

Inventories consisted of the following:


                              August 1, 2009   November 1, 2008
                                (Unaudited)

Raw materials and supplies       $237,672         $ 216,404
Work in progress                  349,951           328,852
Finished goods                     71,147            65,924
                                ---------         ---------
Total Inventory                 $ 658,770         $ 611,180


End of quarter inventories are stated at the lower of cost (first-in, first-out) or market. The inventory included on unaudited quarterly financial statements and in this Form 10-Q is based on estimates derived from an unaudited physical inventory count of work-in-progress and raw materials.
A physical inventory is conducted at the end of the fiscal year in connection with the Company's audited financial statements and preparation of its Form 10-K. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions.
If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory.

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

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Standards Accounting Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 with early adoption permitted. We adopted Interpretation 48 for our fiscal year 2008, and it had no impact on our financial statements.

Table of Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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



EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. The international financial crisis has affected purchasers of commercial, business and regional aircraft by inhibiting their ability to finance and their desire to purchase new airplanes. We recognized third quarter sales of $1,002,156 and net income of $37,998. Sales are down 12% from the second quarter of fiscal year 2009. Compared to the third quarter of 2008, sales are down 46%. We currently expect fourth quarter sales to be approximately $1,200,000. All of our markets, especially the business jet market, remain weak. Our concern is that they may deteriorate further than their current levels in fiscal 2009. During the third quarter of 2009, the Company booked $874,000 in new orders compared to $1,063,000 in new orders booked for the second quarter of 2009 and $1,640,000 for the third quarter of finscal year 2008. Our backlog of unshipped orders was approximately $1,269,000 at the end of the third quarter, down approximately 10% from $1,397,000 at the end of the second quarter of 2009 and down approximately 43% from the $2,233,700 backlog at the end of the third quarter of fiscal year 2008. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. The Company has two customers that together represent over 50% of sales and approximately 50% of receivables. Any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED AUGUST 1, 2009 COMPARED WITH FOURTEEN WEEKS ENDED JULY 26, 2008

Net Sales.
Net sales for the third quarter ended August 1, 2009 were $1,002,156 which is $846,550 and 46% less than the net sales of $1,848,706 for the same quarter last year. This significant decrease in sales is primarily the result of the rapid decline in business jet demand and the deterioration of the global economy.
Cost of Sales.
Cost of sales for the quarter ended August 1, 2009 decreased $412,543 or 35% to 765,282 or 76% of sales, compared to $1,177,825 or 64% of sales for the third quarter last year. This decrease in cost of sales is primarily related to the decline in sales. The cost of sales as a percentage of sales has increased because the Company is operating less efficiently than during the same period last year. We have downsized operations and capacity to current levels making sure not to jeopardize our ongoing operations. This was necessary because of the rapid deterioration of the business jet market caused by the downturn in the global economy. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales includes salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality control departments.

Gross Profit.
Gross profit for the quarter ended August 1, 2009 decreased 65% or $434,007 to $236,874 or 24% of sales from $670,881 or 36% of sales reported for the same quarter last year, primarily as a result of the significant decline in sales and the loss of economies of scale in production.

Operating Expenses.
Operating expenses decreased $37,636 or 17% to $186,422 from $224,058 for the same quarter last year. The primary reason was elimination of the accrual of year end employee bonuses, approximately $30,000, in light of the current and future economic challenges the Company faces. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, legal, accounting, and other general corporate expenses.

Operating Income.
The Company realized operating income of $50,452 or 5% of sales, for the quarter ended August 1, 2009, compared to operating income of $446,823 or 24% of sales for the same quarter last year. The decline in operating income is principally the result of reduced gross margin as noted above.

Other Income (Expenses).
Other income of $15,046 for the third quarter of fiscal year 2009 decreased $39,904 from $47,950 for the same quarter last year, primarily due to losses realized on sale of securities.
Provisions for Income Tax.
Income tax expense for the third quarter ended August 1, 2009 was $27,500 or 42% of pre-tax income, compared to $212,700 or 43% of pre-tax income for the third quarter ended July 26, 2008.

Net Income
Net income for the third quarter ended August 1, 2009 was $37,998 or $.05 per share, compared to net income of $282,073 or $.36 per share, for the third quarter ended July 26, 2008, for the reasons outlined above.

THIRTY-NINE WEEKS ENDED AUGUST 1, 2009 COMPARED WITH FORTY WEEKS ENDED JULY 26, 2008

Net Sales.
Net sales for the three quarters ended August 1, 2009 were $3,588,006 which is $1,265,083 and 26% less than the net sales of $4,853,089 for the same three quarter period last year. This is primarily due to reduced customer demand for the company's products in the current economic downturn.

Cost of Sales.
Cost of sales for the three quarters ended August 1, 2009 was $2,799,498 or 78% of sales, compared to $3,205,788 or 66% of sales, for the same period last year. The cost of sales as a percentage of sales has increased because the Company is operating less efficiently than during the comparable period in fiscal 2008.

Gross Profit.
Gross profit for the three quarters ended August 1, 2009 decreased $858,793 to $788,508 or 22% of sales, from $1,647,301 or 34% of sales, reported for the same period last year. The decrease in total gross profit, and the decline in gross profit as a percent of revenues, was primarily a result of the rapid decline in sales and the loss of significant economies of scale.

Operating Expenses.
Operating expenses decreased by $145,584 and 20% from $727,223 during the three quarter period ended July 26, 2008 to $581,639 during the three quarter period ended August 1, 2009. The reduced operating expenses are principally due to the elimination of the year-end employee profit sharing accrual, approximately $90,000.

Operating Income.
The Company realized operating income of $206,869 or 6% of sales, for the three quarter period ended August 1, 2009, compared to operating income of $920,078 or 19% of sales, for the same period last year. The $713,209 decrease is the result of a reduced gross margin as noted above.

Other Income.
Other income of $32,848 for the three quarter period ended August 1, 2009 decreased $133,903 from $166,751 for the same period for last year, primarily due to losses realized on sale of securities.

Income Tax.
Income tax expense for the three quarter period ended August 1, 2009 was $92,500 and 39% of pre-tax income, compared to $467,300 and 43% of pre-tax income for the nine month period ended July 26, 2008.

Net Income/Loss.
Net income for the three quarter period ended August 1, 2009 declined $472,312 and 76% to $147,217 or $0.19 per share, compared to net income of $619,529 or $0.80 per share for the prior comparable period, for the reasons outlined above.

Financial Condition
The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have increased $312,986 from $6,926,000 at the end of the fiscal year on November 1, 2008 to $7,238,986 for the nine month period ended August 1, 2009. The increase in cash and cash equivalents is primarily a result of net receipts from trading in the Company's portfolio of securities. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.


Table of Contents

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4T. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended August 1, 2009 or thereafter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our combined financial position or results of operations.

ITEM 1A  RISK FACTORS
The Company faces numerous financial challenges and risks. In our view, the following are among the most important:
- The longevity and ultimate depth of financial declines related to the current economic recession are not known; however, that recession is having a severe and adverse impact on our customers and the aircraft industry market.
- The turbulence in financial markets is adversely affecting our investment portfolio, which may decline further in value.
- Our deposits in bank accounts are concentrated in two banks and such deposits are not fully covered by deposit insurance.
- The Company's historic aircraft instrument glass wedges are being purchased less frequently than LCD displays and are becoming technologically obsolete.
- LCD displays now commonly used for new aircraft instruments are larger in size than the smaller, specialized lenses they replace. The LCD display design requires a simpler, less expensive cover glass that the Company manufactures. Businesses not active in the glass wedge market can more easily manufacture the cover glasses for LCDs in competition with the Company.
- The Company has become more active in the market for providing cover glass with both conductive coating and anti reflective coating. In anticipation of increased demand for such products, the Company has purchased and installed a new vacuum coating chamber. If the Company's expectations for demand are incorrect, the Company will have devoted significant resources to installing unnecessary manufacturing capacity.
- We face increasing competition from established companies that have significantly greater resources. Certain of our competitors enjoy substantial
competitive advantages, such as:(a)	Greater corporate name recognition, larger
marketing budgets and greater resources,(b) Established marketing relationships and access to larger customer bases, and (c) Substantially greater financial, technical and other resources.
- We expect that Section 404 of the Sarbanes-Oxley Act of 2002 will require that our public accounting firm audit our internal controls in the future. The Company expects its operating expenses will increase further as a result of the costs associated with implementation of and maintaining compliance with Section 404 and other provisions of the Sarbanes-Oxley Act.

Table of Contents

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

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

OPT-SCIENCES CORORATION

/s/ Anderson L. McCabe
-------------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
September 14, 2009


Table of Contents

EXHIBIT 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

/s/ Anderson L. McCabe
-------------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
September 14, 2009


Table of Contents

EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended August 1, 2009 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Anderson L. McCabe
-------------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
September 14, 2009




- 14 -