Form 10-K
period 2009-10-31
OPT SCIENCES CORP
filed 2010-01-27
CIK 74688

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

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


                           (856)829-2800
          (Registrant's telephone number, including area code)

12(b) Securities registered pursuant to Section of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                   Common Stock, $.25 par value per share
                                (Title of Class)

Indicate by check mark if the registrant is a well seasoned issuer, as defined in Rule 405 of the Securities Act. YES[ ] NO[X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act. YES[    ]  NO[ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES[X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T('232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). YES[X] NO[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 'large accelerated filer','accelerated filer' and 'smaller reporting company' in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer Non-accelerated filer (Do not check if smaller reporting company) Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[ ] NO[X]

The aggregate market value of the 293,945 common shares held by non-affiliates (i.e., excluding shares held by officers, directors and each person owning 5% or more of the outstanding stock) as of the end of the last business day of the registrant's most recently completed fourth fiscal quarter was $2,410,349 based on the last trading price of the stock of $8.20 as quoted by the Pink Sheets, in the Non-NASDAQ over the counter market.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 775,585 shares of the registrant's common stock, par value of $.25, were outstanding on December 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.



OPT-SCIENCES CORPORATION AND SUBSIDIARY
FORM 10-K ANNUAL REPORT - FISCAL YEAR 2009

TABLE OF CONTENTS

Page

PART I
Item 1.Business . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Item 1A.Risk Factors  . . . . . . . . . . . . . . . . . . . . . . . 6
Item 1B.Unresolved Staff Consents . . . . . . . . . . . . . . . . . 6
Item 2.Properties . . . . . . . . . . . . . . . . . . . . . . . . . 6
Item 3.Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . 7
Item 4.Submission of Matters to a Vote of Security Holders  . . . . 7
PART II
Item 5.Market for Registrant's Common Equity, Related Stockholder
       Matters and Issuer Purchases of Equity Securities  . . . . . 7
Item 6.Selected Financial Data . . . . . .  . . . . . . . . . . . . 8
Item 7.Management's Discussion and Analysis of Financial
       Conditions and Results of Operations   . . . . . . . . . . . 8
Item 7A.Quantitative and Qualitative Disclosures
        About Market Risk  . . . . . . . . . . . . . . . . . . . . 11
Item 8.Financial Statements and Supplementary Data . . . . . . . . 11
Item 9.Changes In and Disagreements with Accountants on
       Accounting and Financial Disclosure . . . . . . . . . . . . 12
Item 9A.Controls and Procedures . . . . . . . . . . . . . . . .  . 12
Item 9A(T).Controls and
Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 9B.Other Information . . . . . . . . . . . .. . . . . . . . . 13
PART
IIIItem 10.Directors, Executive Officers and Corporate Governance .13
Item 11.Executive Compensation . . . . . . . . . . . . . . . . . . 14
Item 12.Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters . . . . . . . . 15
Item 13.Certain Relationships and Related Transactions, and
        Director Independence . . . . . . . . . . . . . . . . .  . 16
Item 14.Principal Accountant Fees and Services . . . . . . . . . . 16
PART IV
Item 15.Exhibits, Financial Statement Schedules . . .. . . . . . . 17
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
Section 302 Certification . . . . . . . . . . . . . . . . .. . . . 19
Section 906 Certification . . . . . . . . . . . . . . . . .. . . . 20


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

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY.

OVERVIEW. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey corporations. As used in this form 10-K, the terms 'Company', "we" or "our" refer to the combined operations of Opt-Sciences Corporation and O & S Research, Inc.

The Company deposits anti-glare and/or transparent conductive optical coatings on glass used primarily to cover instrument panels in aircraft cockpits. We also provide full glass cutting, grinding and painting operations which augment our optical coating capabilities. Most of our products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters. This is a niche business primarily dependent on the needs of new and used aircraft for initially installed parts, spare parts, replacements and upgrades. It requires custom manufacturing of small lots of products to satisfy specific requirements identified by our customers.

The Company's business is highly dependent on a robust commercial, business, and regional aircraft market; to a lesser degree, it is also dependent on the military aircraft market. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured, and customer orders are generally scheduled for delivery based on our customer's need date, not on our ability to make shipments. Since the Company has two customers that together represent over 60% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for any given quarter. When one of these customers defers a sizable order, sales for the following quarter may rebound if the customer finds it necessary to replenish its inventory.

Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 80% of the Fiscal Year 2009 backlog of unshipped orders before the end of the first quarter of fiscal 2010. If we do so, we expect first quarter sales to be approximately $800,000.

Regulatory compliance costs under the Sarbanes/Oxley Act are expected to grow this year.

CORE PRODUCTS. The distinguishing characteristic of our business is our optical thin film coating capability. Almost all products which we offer incorporate an optical coating of some type. Our primary coatings are for aircraft cockpit display applications and consist of our anti-reflection coating used for glare reduction and our transparent conductive coating used for electromagnetic interference shielding. We apply either or both coatings to different types of glass face plates which are usually mounted on the front of liquid crystal displays (LCDs), cathode ray tubes (CRTs), light emitting diode displays(LED) and electromechanical displays (EMDs).

ANCILLARY PRODUCTS AND SERVICES. In addition to coated glass described above, we also offer a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies.

STRATEGY FOR THE FUTURE. The Company continues to re-evaluate its growth strategy pertaining to sales and marketing, production facilities and efficiencies and our staffing methods to maximize the value of our financial and human resources.

In Fiscal Year 2009, we laid off production employees because of our decreased sales. For Fiscal Year 2010, we expect slightly weaker commercial and business aircraft markets. We continue to see potential for growth in our conductive coating business which is used primarily, but not exclusively, on military platforms. We expect the anti-reflective coating market to decline, since it is used primarily in the commercial and business avionics sectors which have continued to be weak. We believe our future success is contingent on the timely increase of our capacity to provide conductive coatings, securing new customers, developing new products and providing adequate staff and facilities to meet our needs.

MARKETING AND SALES. Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services of manufacturers representatives or sales personnel. O & S Research, Inc. and our products are listed in the Thomas Register. We also maintain sales websites at osresearch.com and optsciences.com. We engage in a low cost public relations and advertising program. Purchasing personnel of major corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the anti-glare face plates covering the flat panel displays on the Boeing 777 and the 737 Next Generation models of commercial aircraft and the long range Gulfstream and Dassault Falcon business jets. We are also an approved vendor for instrument glass used on several military aircraft platforms including the C5 Galaxy and the C130. In Fiscal 2009, we derived approximately 62% of our revenues from two major customers. The loss or curtailment of business with either of these companies could have a negative impact on our operating results.

PATENTS, TRADEMARKS AND PROPRIETARY KNOWLEDGE. We do not hold patents or have registered trademarks. However, our customers do rely on our accumulated experience and know-how in satisfying their instrument glass requirements.

MANUFACTURING. Our customers commonly use Liquid Crystal Displays for aircraft cockpit instrumentation. Typically, a customer sends glass component drawings to us for manufacturing. We generally cut the glass components from larger pieces of glass which we purchase from multiple domestic sources, some on a custom basis and some on a commodity basis. The two largest suppliers of such glass to us are Europtec and Corning. We use our technology to apply a micro thin optical non-glare and/or conductive coating to the glass. Both processes utilize the deposition of a thin film of metal or metal oxide on the surface of the glass. The process takes place in a heated vacuum chamber. We heat the deposited material to over 1800 degrees Centigrade causing it to evaporate. When the metal vapor contacts the glass, it condenses forming a very thin film as hard as the original metal being evaporated. The thin films range in thickness from 250 angstroms to 1500 angstroms. After quality control tests, we ship the inspected products to our customers.

We also manufacture wedge glass lenses for electro-mechanical displays. These lenses are manufactured from large glass sheets. The raw glass is a commodity product which we can purchase from several glass manufacturers. The largest supplier of such glass to us is Schott in Germany. We cut, grind and polish the glass lenses and coat them with a micro-thin optical coating. We then ship the lenses to the customer after clearance through quality control.

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

EMPLOYEES. As of October 31, 2009, we employed 40 employees, of which 38 were full time individuals and none of whom are members of organized labor. This represents a decrease of 13 full time employees from the end of Fiscal 2008. We expect to make further adjustments to our employee levels based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401K Plan for the benefit of all our employees; we do not have a stock option plan. The 401K Plan includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

AVAILABLE INFORMATION. We maintain a website, optsciences.com, where you may find additional information about our Company. Additional Company filings are available at the Securities & Exchange Commission's website, sec.gov. On our website, optsciences.com, we provide links to our SEC filings, to the SEC itself, to Yahoo for the latest stock quotations, to our transfer agent, StockTrans, and to our manufacturing subsidiary, O & S Research, Inc.

ITEM 1A. RISK FACTORS. Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS. None

ITEM 2. PROPERTIES

We conduct our operations at our principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. We own this
1.4 acre property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space and approximately 1,200 square feet of office space. We also own and utilize a building containing 500 square feet of warehouse and 7,500 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In addition, we lease on a year to year basis 5,000 square feet in Riverton, New Jersey for general warehouse and material storage.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our combined financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal 2008     Bid Price         Fiscal 2009     Bid Price

        1st Quarter   $10.05 - $11.50     1st Quarter    $5.55 - $8.50
        2nd Quarter    10.50 - 13.10      2nd Quarter     5.25 - 6.36
        3rd Quarter     8.25 - 13.25      3rd Quarter     5.68 - 7.17
        4th Quarter     7.80 - 9.50       4th Quarter     7.17 - 9.00

As of December 31, 2009 the closing bid for the Common Stock was $8.51. The closing ask price was $11.95. The Company had 906 stockholders of record of its Common Stock as of December 31, 2009.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have any equity compensation plan in place and did not issue any equity securities to any person during Fiscal Year 2009.

DISTRIBUTIONS

We did not declare or pay any dividend on our Common Stock during Fiscal Year 2009. Although there is no prohibition on payment of dividends, we do not anticipate the payment of dividends on our Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered securities during the three fiscal years ended October 31, 2009.

REPURCHASES OF COMMON STOCK

The Company did not repurchase any of its common stock during the year ended October 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

We are not required to supply this information because we are a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, inventory is estimated quarterly and reconciled at the end of the fiscal year when a detailed audit is conducted (also see Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies and Note 2. Inventories).

GENERAL.

This Management's Discussion and Analysis as of October 31, 2009, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in this report. It also contains forward looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2010.

We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts receivable.

Our cash increased during Fiscal 2009 to $7,606,849 from $6,926,000 at the end of Fiscal 2008. This increase was due primarily to the reduction in customer receivables, the sale of investment securities and the contribution from operating profit. Other income declined from the prior year primarily due to realized losses on the sale of securities and lower interest rates. Our total current assets decreased $73,493 to $9,390,833 in Fiscal 2009 from $9,464,326 in Fiscal 2008.

Because of changes in the marketplace and an increasingly competitive environment, we believe it may be necessary to make future investments in new equipment and processes to compete successfully in the aerospace and commercial display markets.




 RESULTS OF OPERATIONS: FISCAL YEAR 2009

NET SALES

Net sales of $4,881,311 for the Fiscal Year 2009 decreased $1,867,380 or approximately 28% from Fiscal 2008. This decrease was due to decreased demand for our products stemming from the steep decline of the business jet market during 2009.

COST OF SALES

Cost of sales decreased $853,977 or 19% for Fiscal 2009 compared to Fiscal 2008. This decrease is not as large as the percentage decrease in sales, primarily due to a loss in economies of scale in adapting to reduced market demand for Company products in a weak domestic economy. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control and quality departments.

OPERATING EXPENSES

We reduced operating expenses for Fiscal 2009 to $780,365, a decrease of $229,292 or approximately 23% from Fiscal 2008, as we cut costs modestly to economize in an adverse economic environment. Operating expenses include both General and Administrative expenses and Sales and Delivery expenses. Our General and Administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME

Operating income decreased $784,111 or approximately 78% to $489,051 in Fiscal 2009 from $1,273,162 in 2008. The decrease from Fiscal 2008 is primarily due to the decrease in sales revenues and losses of economies of scale.

OTHER INCOME

Other income for Fiscal Year 2009 ended the year with a net loss of $17,557. This is compared to a gain of $182,828 for Fiscal Year 2008. This large decline is mainly attributable to recognition of $148,269 in capital losses from the Company's portfolio of marketable securities and to lower interest rates.

NET INCOME

Net income of $271,780 or $0.35 per share for Fiscal 2009 decreased approximately 68% from $858,695 or $1.11 per share for Fiscal 2008 as a result of the factors described above.

BACKLOG OF ORDERS

Our backlog of unshipped orders stood at $1,019,100 at the end of Fiscal Year 2009, down $764,000 from the end of Fiscal Year 2008 and down $122,000 from the end of the third quarter. Due to recent market trends stemming from the financial credit squeeze, we anticipate that the backlog will fluctuate around it's current level during fiscal 2010. Of the backlog of orders existing at year end, we expect to deliver 80% within the first quarter of Fiscal Year 2010.



RESULTS OF OPERATIONS: FISCAL YEAR 2008

Fiscal 2008 ended with net sales of $6,748,691 an increase of approximately $1,035,881 or 18% over Fiscal 2007. The significant increase in total sales for 2008 over 2007 was primarily due to a substantial increase in the demand for coated glass products by two of our principal customers because of an increase in demand for Boeing 777 and 737NG commercial aircraft, and from a higher demand for business aircraft which utilize instrumentation cover glass manufactured by the Company. Operating expenses, including selling expenses, were $1,009,657 for Fiscal 2008, an increase of $85,715 over Fiscal 2007. Operating income increased $185,455 or 17% to $1,273,162 in Fiscal 2008 from $1,087,707 in 2007. Interest and other income of $182,028 for Fiscal 2008 decreased from $314,452 for Fiscal 2007. Net income after taxes of $858,695 or $1.11 per share for Fiscal 2008 increased slightly from $832,761 or $1.07 per share for Fiscal 2007.

INFLATION

During the three year period that ended on October 31, 2009, inflation did not have a material effect on our operating results.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

DECLINE IN VALUE OF COMPANY INVESTMENTS

As of October 31, 2009, the fair market value of the Company's investments in marketable securities was $469,468. The Company had paid $575,942 for such securities. In the judgment of Management, the resulting unrealized loss of $106,474 is generally reflective of the precipitous decline in the stock market during the last six months of the Fiscal Year 2008 and during the first half of Fiscal Year 2009. This matter is detailed in Note 3 to the Financial Statements. There is no assurance that the fair value of these securities in the future will increase to the cost basis. Even if there is a general recovery in the stock market, there is no assurance that these unrealized losses will be substantially reduced.

COMPANY RISK FACTORS

An investment in our common stock involves investment risks. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

1. The downturn in the economy has had an adverse effect on the purchase of new aircraft and on the retrofitting of old aircraft. Because of the long lead times required in the production of aircraft and the upgrading of legacy fleets, we do not know with certainty how long our Company's prospects shall be adversely affected.

2. Most of our commercial aircraft display products are for use in Boeing aircraft. The impact of Boeing's sales on the Company is difficult to project with a high degree of accuracy. The Boeing 787s scheduled for delivery in 2010 will utilize proprietary cockpit displays of RockwellCollins which currently does not purchase instrument glass from us for these kinds of displays. Future upgrades of Boeing commercial aircraft may utilize the RockwellCollins system. Such a change would have an adverse effect on the Company.

3. The future market for our business aircraft instrument glass presently appears to be weak and the Company has had to hold pricing on several major product offerings to maintain good customer relations. This ultimately causes an erosion of profit margins unless more productive and efficient means of production are implemented.

4. Our product offerings are concentrated. During Fiscal 2009 we derived 95% of our revenues from instrument glass used for avionics and related aerospace products.

5. Our revenues come from a limited number of customers, with approximately 62% of sales arising from two customers.

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

8. Our future revenues and operating results change from quarter to quarter due to a number of factors, some of which are adverse, such as:
- Reduced demand for our avionics related instrument glass;
- Aggressive price competition by our competitors;
- The introduction of alternate display products which do not utilize our products, such as rear projection displays;
- Overdue deliveries to our customers; and
- Negative changes to the operational plans of our customers.

9. The market for our products is very competitive.

10. The technology being used for aircraft instruments continues to change. The use of wedge glass displays is becoming obsolete. Demand for anti-reflective coating on instrument panels is weak, and fewer, larger panels are commonly used in new and upgraded instrument systems. We see an increasing need for conductive coatings on instrument panels, which we hope will offset the effect of declining sales of coated wedge glass and anti-reflective instrument glass.

11. Our industry is subject to significant risk from outside influences, such as terrorist attacks (9/11) and biological epidemics (SARS and Avian flu outbreaks in Asia) and, more recently, a possible outbreak of the swine flu (H1N1 virus). Other factors that may in the future influence our industry are inflation, changes in diplomatic and trade relations with other countries, political and economic stability, tariffs, trade barriers and other regulatory barriers.

12. Purchase orders from our customers may include extensive product warranties. Accordingly, warranty claims may have an adverse effect on our future operating results.

ITEM 7A. QUALITATIVE AND QUANTITIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to supply information on this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated January 26, 2010, are filed as part of this report starting on page 23 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer ('CEO and CFO'), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the 'Exchange Act'), as of the end of the period covered by this annual report. Based on such evaluation, our CEO and CFO has concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the disposition of our assets;

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting as of October 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control ' Integrated Framework and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of October 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fiscal year ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS

INFORMATION REGARDING EXECUTIVE OFFICERS AND DIRECTORS

Our Directors serve until the next annual meeting of stockholders, or until their successors have been elected. Our officers serve at the pleasure of the Board of Directors.

Anderson L. McCabe, 54 years old, is our President, Chief Executive Officer and Chief Financial Officer. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as Process Engineer with managerial responsibilities. In 1986 he became our president. He has been director of the Company since 1987.

Arthur J. Kania, 78 years old, is our Secretary. He is not active in our day-to-day operations. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 54 years old, has been a director of the Company since 1987. He is not active in our day-to-day operations. He is a principal of Trikan Associates (real estate ownership and management-investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).

SECTION 16(A)   BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and any person owning ten percent or more of the Company's common stock, to file in their personal capacities initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership arrangements are required by SEC regulation to furnish to the Company copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Company's information statement. Based solely on the Company's review of copies of such statements received by, and on representations from, the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, the Company believes that all such statements were timely filed in 2009.

BOARD MEETINGS AND COMMITTEES

Audit Committee and Audit Committee Financial Expert
Our Board of Directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee with independent directors. Our Board of Directors does not have an independent director. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial relevant business and accounting experience. Accordingly, the Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have in a company such as ours.

Board Meetings; Nominating and Compensation Committees

Given the small size of the Company and its limited staff and operations, its directors frequently make determinations informally by telephone calls or by written consent. The meeting, before and after the Annual Shareholders Meeting, was attended by all directors. We pay each of our Directors a fixed annual stipend for acting as Director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. A total of $5,000 has been paid to each director for services as director during the last fiscal year.

We are not a "listed company" under SEC rules and are therefore not required to have a compensation committee or a nominating committee. We do not currently have a compensation committee. Our Board of Directors is currently comprised of only three members, one of whom acts as Chief Executive Officer and Chief Financial Officer.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation paid or accrued to its sole executive officer during the past two fiscal years.

SUMMARY COMPENSATION TABLE


        (a)             (b)      (c)       (d)         (e)          (f)

Name and               Fiscal  Salary($)  Bonus($)    All Other      Total
Principal Positions     Year     (1)                 Compensation
Compensation
-------------------    ------  ---------  --------   ------------  -----------
-
Anderson L. McCabe      2009   $130,000   $15,000    $ 9,249       $154,249
President, CEO, CFO,    2008   $125,000   $25,000    $12,624*      $162,624
Treasurer and Director

*Includes an annual retainer as Director of Company of $5,000 for 2009 and $7,500 for 2008 and a 401K Contribution of $4,249 for 2009 and $5,124 for 2008.

OPTION/SAR GRANTS; DEFERRED EXECUTIVE COMPENSATION PLAN; EQUITY COMPENSATION
PLAN

The Company did not grant restricted stock awards, stock options or stock appreciation rights during Fiscal Year 2009, nor does it have any of such awards, options or rights outstanding from prior years. The Company does not have any deferred executive compensation plan. The Company does not have any securities authorized for issuance under an equity compensation plan.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2009
The following table sets forth the compensation of our non-employee directors. Our employee director, Anderson L. McCabe, receives the same compensation as the other directors for his services as director. His director fees are included in his total compensation in the Summary Compensation Table above.

Name                     Cash Retainer    Total Compensation

Arthur J. Kania            $ 5,000*           $ 5,000
Arthur J. Kania, Jr.       $ 5,000            $ 5,000

*Excludes payments for legal services to law firm of which Mr. Kania is a partner. See Certain Transactions and Relationships below.

CODE OF ETHICS

The Company's Code of Ethics is posted at its website at optsciences.com. It applies to all employees, including the CEO, CFO, principal accounting officer and persons performing similar functions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address of         Amount and Nature of     Percent of
Beneficial Owner              Beneficial Owner          Class

Arthur John Kania Trust 3/30/67     510,853                66%
Rose Sayen, Trustee
560 E. Lancaster Avenue, Suite 108
St. Davids, PA 19087-5049

Security Ownership of Directors and Officers:

Name and Address of         Amount and Nature of       Percent of
Beneficial Owner 			Beneficial Owner           Class

Anderson L. McCabe			 1,064(1)                *
P.O. Box 221
1912 Bannard Street
Riverton, N.J. 08077



Arthur J. Kania			      23,723(1)               3%
560 E. Lancaster Avenue, Suite 108
St. Davids, PA 19087-5049

Arthur J. Kania, Jr.			     0(1)               *
560 E. Lancaster Avenue, Suite 108
St. Davids, PA 19087

Directors and Officers As a Group   24,787(1)               3%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Arthur J. Kania is the father of Arthur J. Kania, Jr. and the father-in-law of Anderson L. McCabe. Those individuals constitute the Board of Directors. Anderson L. McCabe is the sole executive officer. Rose Sayen, an employee of Arthur J. Kania, is the Trustee of the Arthur J. Kania Trust, which is the principal shareholder of the Company.

During Fiscal year 2009, we incurred legal fees of $47,250 to the firm of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the Senior partner. Mr. Kania does not share or participate in fees generated from the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       Type                 2008         2009

    Audit Fees:           $32,202      $34,470
    Audit Related Fees:       -0-          -0-
    Tax Fees                  -0-          -0-
    Other Fees                -0-          -0-
                          -------      -------
    Total Fees            $32,202      $34,470
(1) AUDIT FEES

This category includes the aggregate fees billed or accrued for each of the last two fiscal years for professional services rendered by the independent auditors for the audit of the Company's annual financial statements and review of financial statements included in the Company's Annual and Quarterly Reports filed with the SEC or services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements for those fiscal years.


(2) AUDIT-RELATED FEES

This category includes the aggregate fees billed in each of the last two fiscal years for services by the independent auditors that are reasonably related to the performance of the audits of the financial statements and are not reported above under 'Audit Fees'.

(3) TAX FEES

This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

(4) ALL OTHER FEES

This category includes the aggregate fees billed in each of the last two fiscal years for products and services by the independent auditors that are not reported under 'Audit Fees', 'Audit Related Fees', or 'Tax Fees.'

RE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's Board of Directors acting as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

31. Certification pursuant to Section 302 of the Sarbanes Oxley Act included as an exhibit to this Form 10K.

32. Certification pursuant to Section 906 of the Sarbanes Oxley Act included as an exhibit to this Form 10K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPT-SCIENCES CORPORATION

Date: January 26, 2010

By: /s/Anderson L. McCabe
      Anderson L. McCabe, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SignatureTitleDate/s/ Anderson L. McCabe President, CEO, CFO & DirectorJanuary 26, 2010Anderson L. McCabe/s/ Arthur J. KaniaSecretary & DirectorJanuary 26, 2010Arthur J. Kania/s/ Arthur J. Kania, Jr.DirectorJanuary 26, 2010Arthur J. Kania, Jr./s/ Lorraine DomaskChief AccountantJanuary 26, 2010Lorraine Domask



Table of Contents
SECTION 302 CERTIFICATION

I, Anderson L. McCabe, President, Chief Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of OPT-SCIENCES
CORPORATION;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control of financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

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

Date: January 26, 2010

By: /s/Anderson L. McCabe
Anderson L. McCabe
President, Chief Executive Officer and
Chief Financial Officer

Table of Contents
SECTION 906 CERTIFICATION

I, Anderson L. McCabe, Chief Executive Officer and Chief Financial Officer of OPT-SCIENCES CORPORATION (the "Company"), certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10K of the Company for the fiscal year ended October 31, 2009 (the "Report') fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 26, 2010

By: /s/Anderson L. McCabe
Anderson L. McCabe
President, Chief Executive Officer and
Chief Financial Officer








OPT - Sciences Corporation
And Subsidiary

Financial Statements

Years Ended October 31, 2009 and November 1, 2008








TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets	24

Consolidated Statements of Income	26

Consolidated Statements of
      Stockholders' Equity and Comprehensive Income	27

Consolidated Statements of Cash Flows	28

Notes to Consolidated Financial Statements	30








Report of Independent Registered Public Accounting Firm


To Stockholders and Board of Directors
OPT-Sciences Corporation

We  have  audited  the  accompanying  consolidated  balance  sheets  of  OPT-
Sciences
Corporation and Subsidiary as of October 31, 2009 and November 1, 2008 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the two year period ended October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of October 31, 2009 and November 1, 2008 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 31, 2009 in conformity with U.S. generally accepted accounting principles.



Goff, Backa, Alfera & company, LLC
Pittsburgh, Pennsylvania

January 26, 2010



Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

ASSETS
                                   October 31,      November 1,
                                      2009             2008
CURRENT ASSETS
    Cash and cash equivalents      $ 7,606,849      $ 6,926,000
    Trade accounts receivable          594,167        1,119,550
    Inventories                        558,609          611,180
    Prepaid expenses                    13,482           18,294
    Loans and exchanges                 10,058            6,768
    Prepaid income taxes               138,200              -0-
    Deferred income taxes                  -0-          112,216
    Marketable securities              469,468          670,318
        Total current assets         9,390,833        9,464,326

PROPERTY AND EQUIPMENT
    Land                               114,006          114,006
    Building and improvements          606,244          567,624
    Machinery and equipment          2,094,592        1,559,418
    Small tools                         53,580           53,580
    Furniture and fixtures              10,438            8,775
    Office equipment                    82,651           74,611
    Automobiles                         71,211           71,211
       Total property and equipment  3,032,722        2,449,225
       Less accumulated depreciation 1,950,701        1,757,880
       Net property and equipment    1,082,021          691,345
OTHER ASSETS
    Deposits                             2,837          244,904

       Total assets            $10,475,691          $10,400,575

Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY

                               October 31, 2009   November 1, 2008
CURRENT LIABILITIES
    Accounts payable - trade   $        41,761      $   203,282
    Accrued income taxes                   -0-           40,912
    Accrued salaries and wages         112,636          268,758
    Accrued professional fees           69,695           50,500
    Deferred income taxes               33,651              -0-
    Other current liabilities            2,310           29,546

       Total current liabilities       260,053          592,998

 STOCKHOLDERS' EQUITY
    Common capital stock - par value
      $.25 per share - authorized
      and issued 1,000,000 shares      250,000          250,000
    Additional paid in capital         272,695          272,695
    Retained earnings                9,940,851        9,669,071
    Accumulated other comprehensive
      income:
    Unrealized holding (loss)
      on marketable securities         (60,690)        (196,971)
    Less treasury stock at cost -
      224,415 shares                  (187,218)        (187,218)

         Total stockholders' equity 10,215,638         9,807,577

    Total liabilities and
      stockholders' equity         $10,475,691      $ 10,400,575


Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF INCOME
The accompanying notes are an integral part of these financial statements

                         Fiscal Year Ended  Fiscal Year Ended
                          October 31, 2009   November 1, 2008
                             (52 weeks)         (53 weeks)

NET SALES                  $  4,881,311      $  6,748,691
COST OF SALES                 3,611,895         4,465,872
Gross profit on sales         1,269,416         2,282,819
OPERATING EXPENSES
  Sales & delivery               26,178            50,721
  General and administrative    754,187           958,936
    Total operating expenses    780,365         1,009,657
Operating income                489,051         1,273,162
OTHER INCOME (LOSS)             (17,557)          182,828
    Net Income before taxes     471,494         1,455,990
FEDERAL AND STATE  INCOME TAXES 199,714           597,295
    Net income                  271,780           858,695
EARNINGS PER SHARE OF
  COMMON STOCK                     0.35              1.11
Weighted average number
  of shares                     775,585           775,585

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

BALANCE
OCTOBER 31,
 2007
             $250,000  $272,695  $8,810,376  $18,879    $(187,218) $9,164,732

Net income
for fiscal
year ended
November 1,
2008                                858,695                           858,695

Unrealized
holding losses
on securities
arising during
period, net of tax
of $162,834     ______  ________   ________ (215,850)   _________    (215,850)

TOTAL COMPREHENSIVE INCOME                                            642,845

BALANCE
NOVEMBER 1,
2008          $250,000  $272,695 $9,669,071 $(196,971) $(187,218)  $9,807,577

Net income for
fiscal year
ended October 31,
2009                                 271,780                          271,780

Unrealized
holding gains
on securities
arising during
period, net of
tax of $102,808     _________ _______ _______ 136,281  ________       136,281

TOTAL
COMPREHENSIVE
INCOME                                                                408,061

BALANCE
OCTOBER 31,
2009         $250,000  $272,695  $9,940,851 $(60,690)  $(187,218) $10,215,638










                         Opt-Sciences Corporation
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements

                                    Fiscal Year Ended   Fiscal Year Ended
                                     October 31, 2009    November 1, 2008
                                         (52 weeks)         (53 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                              $   271,780         $   858,695
Adjustments to reconcile net income
  to net cash provided by
  operating activities:

  Depreciation                              192,821             113,594
  Loss on sale of securities                148,269              38,740
  Loss on asset retirements                     -0-              13,402
  Deferred income taxes                      43,059              20,518
  Decrease (increase) in:
    Accounts receivable                     525,383            (106,891)
    Inventories                              52,571             (18,520)
    Prepaid expenses                          4,812               2,780
    Prepaid income taxes                   (138,200)                -0-
    Loans and exchanges                      (3,290)             (2,378)
  (Decrease) increase in:
    Accounts payable                       (161,521)            116,523
    Accrued income taxes                    (40,912)           (227,068)
    Accrued salaries and wages             (156,122)             (3,570)
    Accrued professional fees                19,195               2,000
    Other current liabilities               (27,236)             11,551

Net cash provided by operating activities   730,609             819,376

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment      (341,430)           (230,833)
  Purchases of securities                   (66,999)           (672,884)
  Proceeds from sale of securities          358,669             475,304
  Deposits                                      -0-            (242,067)
    Net cash (used) by investing activities (49,760)           (670,480)


                         Opt-Sciences Corporation
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements


                                    Fiscal Year Ended   Fiscal Year Ended
                                     October 31, 2009    November 1, 2008
                                         (52 weeks)         (53 weeks)

Increase in cash                        $   680,849        $   148,896
Cash and cash equivalents
  at beginning of period                  6,926,000          6,777,104
Cash and cash equivalents
  at end of period                      $ 7,606,849        $ 6,926,000

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                 -0-                -0-
  Income taxes paid                     $   335,767        $   803,845


                OPT-Sciences Corporation and Subsidiary
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies

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

Accounts Receivable

Bad debts are charged to operations in the year in which the account is determined to be uncollectible. If the allowance method for doubtful accounts were used, it would not have a material effect on the financial statements.

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

The Company's investment securities are classified as 'available-for-sale'. Accordingly, unrealized gains and losses and the related deferred income tax effects when material, are excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income. Realized gains or losses are computed based on specific identification of the securities sold.

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $ 33,616 and $38,886 for the years ended October 31, 2009 and November 1, 2008, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.

Consideration of Subsequent Events

These financial statements were approved and authorized for issue by the Board of Directors on January 26, 2010.

OPT-Sciences Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Inventories

Inventories


Inventories consisted of the
following:
                                            October 31,    November 1,
                                              2009             2008

Raw materials and supplies                 $  221,791       $216,404
Work in progress                              182,607        328,852
Finished goods                                154,211         65,924


                                           $  558,609        611,180






NOTE 3- Marketable Securities

                                     Gross         Gross
                      Amortized    Unrealized    Unrealized    Fair
                         Cost        Gains          Losses     Value


October 31, 2009
 Common stock       $    28,559          -0-        (4,952)     23,607
 Preferred stock        237,567          -0-       (25,279)    212,288
 Municipal bonds         40,000          -0-       (15,880)     24,120
 Mutual funds           269,816          -0-       (60,363)    209,453

                    $   575,942          -0-     $(106,474)  $ 469,468


November 1, 2008
 Common stock       $   243,367     $    -0-     $ (59,187)  $ 184,180
 Preferred stock        312,567          -0-      (111,893)    200,674
 Municipal bonds         55,333          -0-        (3,815)     51,518
 Mutual funds           404,614          -0-      (170,668)    233,946

                    $ 1,015,881     $    -0-     $(345,563)  $ 670,318



Sales of securities available for sale during the years ended October 31, 2009 and November 1, 2008 were as follows:

                                       2009            2008

Proceeds from sales                $ 358,669       $ 475 303

Gross realized gains               $  21,966       $  38,363

Gross realized losses              $ 170,235       $  77,103


OPT-Sciences Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -	Income Taxes

The income tax expense of the Company consists of the following:


                                    2009               2008
Current tax expense:

 Federal                        $   92,990         $  437,665

 State                              63,665            139,112

 Total                             156,655            576,777

Deferred tax expense:

 Federal                            55,303             20,183

 State                             (12,244)               335

 Total                              43,059             20,518

Income Tax Expense              $  199,714         $  597,295

At October 31, 2009, the Company had a deferred tax asset of $114,008 and a deferred tax liability of $193,443, resulting in a net deferred tax liability of $79,435.

At November 1, 2008, the Company had a deferred tax asset of $62,334 and a deferred tax liability of $98,710, resulting in a net deferred tax liability of $36,376.

Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. These differences arose principally from the use of accelerated tax depreciation and the carry forward of capital and net operating losses.

At October 31, 2009, the Company had capital loss carry forwards of $214,994 expiring in 2010 through 2014. All of these losses are deemed to be usable before expiration.




OPT-Sciences Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - 	Major Customers

Two customers accounted for $4,091,031 of net sales during the year ended November 1, 2008. The amount due from these customers, included in trade accounts receivable, was $164,286 on November 1, 2008.

Two customers accounted for $3,044,045 of net sales during the year ended October 31, 2009. The amount due from these customers, included in trade accounts receivable, was $386,877 on October 31, 2009.

NOTE 6 -	Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was approximately $6,400,000 on October 31, 2009.

NOTE 7 - 	Related Party Transactions

During fiscal years 2009 and 2008, the Company incurred legal fees of $47,500 and $45,000, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner. Of the legal fees, $47,500 and $45,000 were included in accounts payable at October 31, 2009 and November 1, 2008, respectively.

NOTE 8 - 	Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FASB ASC Topic 820 establishes a hierarchal disclosure framework associated with the level of pricing observabi!ity utilized in measuring assets and liabilities at fair value. There are three broad levels defined by FASB ASC Topic 820 hierarchy. The Company only has assets and liabilities falling under level I, in which quoted prices are available in active markets for identical assets or liabilities as of the reported date. See Note 3 above.

NOTE 9 -        Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ('ASU') No. 2009-01, Topic 105 - Generally Accepted Accounting Principles -FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the annual reporting period ending October 31, 2009. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

 32