Form 10-Q
period 2010-01-30
OPT SCIENCES CORP
filed 2010-03-15
CIK 74688

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                             FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 30, 2010.

                                 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                  Commission File Number: 0-1455

                     OPT-SCIENCES CORPORATION
         (Exact name of registant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of March 12, 2010.

              FORM 10-Q FIRST QUARTER REPORT - FISCAL YEAR 2010
                   OPT-SCIENCES CORPORATION AND SUBSIDIARY

                            TABLE OF CONTENTS
                                                                        Page
PART I    FINANCIAL INFORMATION

Item 1 .Financial Statements                                              3

Consolidated Balance Sheets for January 30, 2010 (unaudited) and
October 31, 2009                                                          3

Consolidated Statements of Income and Retained Earnings
(unaudited)  for thirteen weeks ended January 30, 2010
and thirteen weeks ended January 31, 2009                                 5

Consolidated Statements of Cash Flows (unaudited) for thirteen weeks ended January 30, 2010 and thirteen weeks
ended January 31, 2009                                                    6

Notes to Consolidated Financial Statements                                7

Item 2. Management's Discussion and Analysis of Financial Condition and
Result of Operations                                                      9

Item 3. Quantitative and Qualitative Disclosure About Market Risk        11

Item 4T. Controls and Procedures                                         11

PART II   OTHER INFORMATION                                              11

Item 1. Legal Proceedings                                                11

Item 1A. Risk Factors                                                    11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      11


Item 3. Defaults Upon Senior Securities                                  12


Item 4. Submission of Matters to a Vote of Security Holders              12

Item 5. Other Information                                                12

Item 6. Exhibits                                                         12

Signatures                                                               12

Exhibit 31.1                                                             13
Exhibit 32.1                                                             14




PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     Opt-Sciences Corporation
                    CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                  January 30, 2010     October 31, 2009
                                    (Unaudited)
CURRENT ASSETS

    Cash and cash equivalents         $  7,660,462      $  7,606,849
    Trade accounts receivable              467,911           594,167
    Inventories                            543,347           558,609
    Prepaid expenses                        11,290            13,482
    Prepaid income taxes                   160,500           138,200
    Loans and exchanges                      8,018            10,058
    Marketable securities                  493,021           469,468
                                      ------------      ------------
      Total current assets               9,344,549         9,390,833



PROPERTY AND EQUIPMENT

    Land                                   114,006           114,006
    Building and improvements              606,244           606,244
    Machinery and equipment              2,105,443         2,094,592
    Small tools                             53,580            53,580
    Furniture and fixtures                  11,803            10,438
    Office equipment                        82,651            82,651
    Automobiles                             71,211            71,211
                                      ------------      ------------
        Total property and equipment     3,044,938         3,032,722

      Less:  accumulated
        depreciation                     1,990,133         1,950,701

      Net property and equipment         1,054,805         1,082,021

OTHER ASSETS

    Deposits                                 2,837             2,837
                                      ------------      ------------
       Total assets                   $ 10,402,191      $ 10,475,691








                       Opt-Sciences Corporation
                      CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                        January 30, 2010     October 31, 2009
                                          (Unaudited)


CURRENT LIABILITIES

    Accounts payable - trade               $    48,132            $     41,761
    Accrued salaries and wages                  60,748                 112,636
    Accrued professional fees                   48,440                  69,695
    Deferred income taxes                       43,101                  33,651
    Other current liabilities                    3,065                   2,310
                                           -----------             -----------
       Total current liabilities               203,486                 260,053


STOCKHOLDERS' EQUITY

    Common capital stock - par value
       $.025 per share - authorized
       and issued 1,000,000 shares             250,000                 250,000
    Additional paid in capital                 272,695                 272,695
    Retained earnings                        9,911,392               9,940,851
    Accumulated other comprehensive income:
      Unrealized holding (loss)
          on marketable securities            ( 48,164)               ( 60,690)
      Less treasury stock at cost -
          224,415 shares                      (187,218)               (187,218)
                                           ------------            ------------
   Total stockholders' equity               10,198,705              10,215,638

 Total liabilities and
    stockholders' equity                $   10,402,191         $    10,475,691




                        Opt-Sciences Corporation
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (unaudited)

                             Thirteen Weeks        Thirteen Weeks
				 Ended                 Ended
                            January 30, 2010      January 31, 2009

NET SALES                    $    771,686           $  1,442,099

COST OF SALES                     646,148              1,142,315

Gross profit on sales             125,538                299,784


OPERATING EXPENSES

Sales & delivery                    7,388                  5,090
General and administrative        192,566                207,838

 Total operating expenses         199,954                212,928

 Operating income (loss)          (74,416)                86,856

OTHER INCOME                       22,627                   (429)

 Net (loss) income before taxes   (51,759)                86,427

FEDERAL AND STATE
INCOME TAXES                      (22,300)                32,500

 Net income                       (29,459)                53,927

RETAINED EARNINGS -
  beginning of period           9,940,851              9,669,072

RETAINED EARNINGS -
  end of period                 9,911,392              9,722,999

EARNINGS (LOSS) PER SHARE OF
COMMON STOCK                        (0.04)                  0.07

Average shares of stock
  Outstanding                     775,585                775,585














                    Opt-Sciences Corporation
           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                            Thirteen               Thirteen
                                           Weeks Ended           Weeks Ended
                                         January 30, 2010      January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                         $    (29,459)         $     53,927

Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation                                39,432                84,001
    Loss on sale of securities                     -0-                20,031

    Decrease (increase) in:
        Accounts receivable                    126,256               242,282
        Inventories                             15,262                12,041
        Prepaid expenses                         2,192                 7,087
        Prepaid income taxes                   (22,300)                  -0-
        Loans and exchanges                      2,040                 1,275
        Deposits				   -0-               242,067

    (Decrease) increase in:
        Accounts payable                         6,371               (73,392)
        Accrued salaries and wages             (51,888)             (184,479)
        Accrued professional fees              (21,255)               (8,155)
        Accrued income taxes                       -0-                (2,902)
        Other current liabilities                  755                11,641
                                           ------------          ------------
       Net cash provided by
        operating activities                    67,406               384,229


CASH FLOWS FROM INVESTING ACTIVITIES

    Additions of property and equipment        (12,216)             (565,743)
    Purchases of securities                     (1,577)              (17,155)
    Proceeds from sale of securities               -0-                60,883

        Net cash (used) by
         investing activities                  (13,793)             (522,015)
                                           ------------          ------------
Increase (decrease) in cash                     56,613              (137,786)

Cash and cash equivalents at
   beginning of period                       7,606,849             6,926,000

Cash and cash equivalents at
   end of period                          $  7,660,462          $  6,788,214


SUPPLEMENTAL DISCLOSURES:
    Income taxes paid                     $        -0-          $     35,402



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first three months of the Company's fiscal year 2010. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with foot-notes contained in the Company's consolidated financial statements for the year ended October 31, 2009 together with the auditors' report filed as part of the Company's 2009 Annual Report on Form 10-K.

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

2. INVENTORIES

Inventories consisted of the following:


                             January 30, 2010   October 31, 2009
                                (Unaudited)

Raw materials and supplies       $189,162         $ 221,791
Work in progress                  204,167           182,607
Finished goods                    150,018           154,211
                                ---------         ---------
Total Inventory                 $ 543,347         $ 558,609


End of quarter inventories are stated at the lower of cost (first-in, first-out) or market. The inventory appearing on unaudited quarterly financial statements and in this Form 10-Q is based on estimates derived from an unaudited physical inventory count of work-in-progress and raw materials.
A physical inventory is conducted at the end of the fiscal year.
 The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions.
If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. The Company conducts an audited physical inventory at the end of the fiscal year in connection with its audited financial statements and preparation of its Form 10-K.

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

4.   FINANCIAL INSTRUMENTS
SFAS No. 157 (ASC 820), "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 (ASC 820) establishes a fair value hierarchy based on the level of independent, objective evidence surroundingthe inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

SFAS No. 157 (ASC 820) prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted pricesfor similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, trade accounts receivable, accounts payable and accrued liabilities. Pursuant to SFAS No. 157 (ASC 820), the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurementson the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15,2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after Septem-ber 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.
SFAS No. 168 became effective for the Company's interim quarterly period beginning July 1, 2009 and did not have a material impact on our financial statements.

6.   SUBSEQUENT EVENTS
The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial position or results of operations.


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

  -Uncertain demand for the Company's products because of the current international financial crisis;
  -Risks associated with depenence on a few major customers; and -The performance, financial strength and reliability of the Company's vendors.


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



EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S
Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded first quarter sales of $771,686 and a net loss of $29,459. Sales are down 40% or $521,619 from the fourth quarter of Fiscal Year 2009. Compared to the first quarter of 2009, sales are down 47%. We currently expect second quarter sales to be approximately $1,000,000 and to be profitable. All of our markets had been very weak, but now we hope to see some improvement of sales in future quarters. We look for sale of more conductive coated instrument panels and slightly improved sales in all our major markets. The international financial crisis continues to hamper aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes and their ability and desire to upgrade existing aircraft. During the first quarter of 2010, the Company booked $1,307,000 in new orders compared to $1,136,000 in new orders booked for the fourth quarter of 2009 and $1,136,000 in new orders booked in the first quarter of 2009. Our backlog of unshipped orders was approximately $1,554,000 at the end of first quarter, up approximately $535,000 from the end of the fourth quarter of 2009 and up approximately $77,000 from the first quarter of 2009. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 60% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JANUARY 30, 2010 COMPARED WITH THIRTEEN WEEKS ENDED JANUARY 31, 2009

Net Sales
Net sales for the first quarter ended January 30, 2010 were $771,686 which is $670,413 and 47% less than the net sales of $1,442,099 for the same quarter last year. This steep drop in sales is directly related to the very weak market for aircraft and aircraft components in the stressed and fragile international economy.

Cost of Sales

Cost of sales for the quarter ended January 30, 2010 decreased $496,167 or 43% to 696,148 or 84% of sales, compared to 1,142,315 or 70% of sales, for the first quarter last year. The increase in cost of sales as a percentage of sales is related to a loss in economies of scale, as sales dropped at a much faster rate than manufacturing expenses could be cut. Nevertheless, we cut our costs very substantially to minimize our operating losses. Going forward, we should be able to be profitable at a lower sales level than in prior periods. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

Gross Profit

Gross profit for the quarter ended January 30, 2010 decreased $174,246 to $125,538 or 16% of sales from $299,784 or 21% of sales reported for the same quarter last year, primarily for the reasons referred to in the above paragraph.

Operating Expenses

Operating expenses decreased $12,974 or 6% to $199,954 from $212,928 for the same quarter last year. Many of the remaining expenses in this category are relatively fixed and not easily reduced further when the level of sales and profitsdeclines. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.


Operating Income
The Company suffered from an operating loss of $74,416, for the quarter ended January 30, 2010, compared to operating income of $86,856 or 6% of sales, for the same quarter last year.

Other Income(Expenses)

Other income of $22,657 for the first quarter of fiscal year 2010 improved by $23,086 from the loss of $429 for the same quarter last year. The loss in the first quarter of 2009 was due to losses incurred on the sale of investments. We did not sell any securities or realize any losses during the first quarter of 2010.

Provisions for Income Taxes

The operating loss for the quarter ended January 30, 2010 resulted in a tax benefit of $22,300 compared to a provision of $32,500 for the same quarter last year.

Net Income

There was a net loss for the first quarter ended January 30, 2010 of $29,459 or $0.04 per share compared to net income of $53,927 or $0.07 per share for first quarter ended January 31, 2009 for the reasons outlined above.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of January 30, 2010 by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), he has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting.


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

OPT-SCIENCES CORORATION

/s/ Anderson L. McCabe___
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
March 15, 2010



EXHIBIT 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

/s/ Anderson L. McCabe
-------------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
March 15, 2010




EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended january 30, 2010 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Opt-Sciences Corporation.


/s/ Anderson L. McCabe
-------------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
March 15, 2010



- 14 -