Form 10-Q
period 2010-05-01
OPT SCIENCES CORP
filed 2010-06-15
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 1, 2010.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of June 14, 2010.


             FORM 10-Q SECOND QUARTER REPORT - FISCAL YEAR 2010
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                         PAGE
                             TABLE OF CONTENTS
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements ...........................................  3

          Consolidated Balance Sheets for
             May 1, 2010 (unaudited) and October 31, 2009 ................  3

          Consolidated Statements of Income and Retained Earnings
            (unaudited) for thirteen and twenty six weeks ended May 1, 2010 and thirteen and twenty six weeks ended May 2, 2009 .........  5

          Consolidated Statements of Cash Flows (unaudited)for
             twenty six weeks ended May 1, 2010 and twenty six
             weeks ended May 2, 2009 .....................................  6

          Notes to Consolidated Financial Statements .....................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Result of Operations ...........................................  9


Item 3    Quantitative and Qualitative Disclosure About Market Risk ...... 12

Item 4.   Controls and Procedures ........................................ 12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings .............................................. 12

Item 1A   Risk Factors ................................................... 12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds .... 12

Item 3.   Defaults Upon Senior Securities ................................ 13

Item 4.   (Removed and Reserved) ......................................... 13

Item 5.   Other Information .............................................. 13

Item 6.   Exhibits ....................................................... 13

Signatures ............................................................... 13

Exhibit 31.1 ............................................................. 14
Exhibit 32.1 ............................................................. 15


			PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             Opt-Sciences Corporation
                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        May 1, 2010       October 31, 2009
                                         (unaudited)
CURRENT ASSETS

   Cash and cash equivalents             $7,802,534        $7,606,849
   Trade accounts receivable                640,111           591,167
   Inventories                              459,182           558,609
   Prepaid expenses                          14,122            13,482
   Prepaid income taxes                      65,529           138,200
   Employee advances                         12,263            10,058
   Marketable securities                    503,088           469,468

     Total current assets                 9,496,829         9,390,833


PROPERTY AND EQUIPMENT

   Land                                     114,006           114,006
   Building and improvements                606,244           606,244
   Machinery and equipment                2,105,443         2,094,592
   Small tools                               53,580            53,580
   Furniture and fixtures                    11,803            10,438
   Office equipment                          82,651            82,651
   Automobiles                               71,211            71,211

    Total property and
           equipment                      3,044,938         3,032,722

  Less:  accumulated depreciation         2,029,565         1,950,701

    Net property and equipment            1,015,373         1,082,021


OTHER ASSETS

   Deposits                                   2,837             2,837

     Total assets                       $10,515,039       $10,475,691










                          Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                            May 1, 2010       October 31, 2009
                                             (unaudited)

CURRENT LIABILITIES

   Accounts payable - trade                    $   61,350        $   41,761
   Accrued salaries and wages                      68,658           112,636
   Accrued professional fees                       37,369            69,695
   Deferred income taxes                           59,431            33,651
   Other current liabilities                        3,413             2,310

        Total current liabilities                 230,221           260,053


STOCKHOLDERS' EQUITY

   Common capital stock - par value
     $.025 per share - authorized
     and issued 1,000,000 shares                  250,000           250,000
   Additional paid in capital                     272,695           272,695
   Retained earnings                            9,975,859         9,940,851
   Accumulated other comprehensive income
   Unrealized holding (loss) gain
     on marketable securities                     (26,518)          (60,690)
   Less treasury stock at cost -
     224,415 shares                              (187,218)         (187,218)


   Total stockholders' equity                  10,284,818        10,215,638

             Total liabilities and
                stockholders' equity          $10,515,039       $10,475,691


















     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited)



                        Thirteen      Thirteen   Twenty-Six    Twenty-Six
                      Weeks Ended   Weeks Ended  Weeks Ended   Weeks Ended
                      May 1, 2010   May 2, 2009  May 1, 2010   May 2, 2009


NET SALES             $1,171,973     $1,143,751   1,943,659     $2,585,850

COST OF SALES            892,627        891,901   1,538,775      2,034,216

  Gross profit
     on sales            279,346        251,850     404,884        551,634

OPERATING EXPENSES
  Sales & delivery         5,707          1,998      13,095          7,088
  General and
     administrative      175,857        180,291     368,423        388,129

  Total operating
     expenses            181,564        182,289     381,518        395,217

  Operating income        97,782         69,561      23,366        156,417

OTHER INCOME              15,385         18,231      38,042         17,803

  Income before taxes    113,167         87,792      61,408        174,220

FEDERAL AND STATE
  INCOME TAXES            48,700         32,500      26,400         65,000

  Net income              64,467         55,292      35,008        109,220

RETAINED EARNINGS -
   beginning of
     period            9,911,392      9,722,999   9,940,851      9,669,071

RETAINED EARNINGS -
   end of
   period             $9,975,859     $9,778,291  $9,975,859      9,778,291

EARNINGS PER SHARE OF
   COMMON STOCK             0.08           0.07        0.04           0.14

Average shares of stock
  outstanding            775,585        775,585     775,585        775,585






                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                             Twenty-Six         Twenty-Six
                                             Weeks Ended        Weeks Ended
                                             May 1, 2010        May 2, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $   35,008          $  109,220

Adjustments to reconcile net income to net
cash (used) provided by operating activities:
   Depreciation                                  78,864              96,202
   Loss on sale of securities                     4,165              54,600

   Decrease (increase) in:
     Trade accounts receivable                  (45,944)            548,014
     Inventories                                 99,427             (46,242)
     Prepaid expenses                              (640)              5,921
     Prepaid taxes                               72,671            (229,855)
     Employee advances                           (2,205)                 25

  (Decrease) increase in:
     Accounts payable                            19,589             (95,524)
     Accrued salaries and wages                 (43,978)           (179,443)
     Accrued professional fees                  (32,326)             11,250
     Accrued income taxes                           -0-             (40,912)
     Other current liabilities                    1,103             (11,514)

       Net cash provided by
       operating activities                     185,734             221,742

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment          (12,216)           (565,743)
   Purchases of securities                       (2,833)            (39,705)
   Proceeds from sales of securities             25,000              83,331
   Deposits                                         -0-             242,067

      Net cash provided (used) by
       investing activities                       9,951            (280,050)

Increase (Decrease)in cash                      195,685             (58,308)

Cash and cash equivalents
   at beginning of period                     7,606,849           6,926,000

Cash and cash equivalents
   at end of period                          $7,802,534          $6,867,692

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                         $   20,811          $  335,767









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first six months of the Company's fiscal year 2010. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 31, 2009 together with the auditors' report filed as part of the Company's 2009 Annual Report on Form 10-K.

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

2. INVENTORIES

Inventories consisted of the following:

                                 May 1, 2010       October 31, 2009
                                 (Unaudited)

  Raw materials and supplies      $150,904             $221,791
  Work in progress                 177,305              182,607
  Finished goods                   130.973              154,211
     Total Inventory              $459,182             $558,609

End of quarter inventories are stated at the lower of cost (first-in, first-out) or market. The inventory appearing on unaudited quarterly financial statements and in this Form 10-Q is based on estimates derived from an unaudited physical inventory count of work-in-progress and raw materials. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions.If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. The Company conducts an audited physical inventory at the end of the fiscal year in connection with its audited financial statements and preparation of its Form 10-K.




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

The Company's financial instruments consist principally of cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and accrued liabilities. Pursuant to SFAS No. 157 (ASC 820), the fair value of our cash equivalents and marketable securities is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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


EXECUTIVE SUMMARY
Opt-Sciences Corporation, through its wholly owned subsidiary, O & S
Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded second quarter sales of $1,171,973 and net income of $64,467. Sales are up 52% or $400,287 from the first quarter of Fiscal Year 2010. Compared to the second quarter of 2009, sales are up 2.5%. We currently expect third quarter sales to be approximately $1,100,000 and to be profitable. All of our markets had been very weak, but now we hope to see some improvement of sales in future quarters. We look for sale of more conductive coated instrument panels and slightly improved sales in all our major markets. The international financial crisis continues to hamper aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes and their ability and desire to upgrade existing aircraft. During the second quarter of 2010, the Company booked $1,126,000 in new orders compared to $1,307,000 in new orders booked for the first quarter of 2010 and $1,063,000 in new orders booked in the second quarter of 2009. Our backlog of unshipped orders was approximately $1,509,000 at the end of second quarter, down approximately $45,000 from the end of the first quarter of 2010 and up approximately $112,000 from the second quarter of 2009. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 60% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 1,  2010 COMPARED WITH THIRTEEN WEEKS ENDED MAY 2,
2009

Net Sales
Net sales for the second quarter ended May 1, 2010 were $1,171,973 which is $28,222 and 2.5% higher than the net sales of $1,143,751 for the same quarter last year. This small increase in sales is directly related to the very weak market for aircraft and aircraft components in the stressed and fragile international economy.

Cost of Sales
Cost of sales for the quarter ended May 1, 2010 increased $726 to $892,627 or 76% of sales, compared to $891,901 or 78% of sales, for the second quarter last year. The increase in cost of sales was due primarily to the small increase in sales. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

Gross Profit
Gross profit for the quarter ended May 1, 2010 increased $27,496 to $279,346 or 26% of sales from $251,850 or 22% of sales reported for the same quarter last year, primarily for the reasons included in the above paragraph.

Operating Expenses
Operating expenses decreased $725 to $181,564 from $182,289 for the same quarter last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

Operating Income
The Company realized operating income of $97,782, or 8% of sales for the quarter ended May 1, 2010, compared to operating income of $69,561 or 6% of sales, for the same quarter last year.

Other Income
Other income of $15,385 for the second quarter of fiscal year 2010 dropped by $2,846 from $18,231 for the same quarter last year primarily due to lower interest rates on cash deposits.

Provisions for Income Taxes
Income tax expense for the second quarter ended May 1, 2010 was $48,700 or 43% of pre-tax income, compared to $32,500 and 43% of pre-tax income for the second quarter ended May 2, 2009.

Net Income
Net income for the second quarter ended May 1, 2010 was $64,467 or $.08 per share, compared to net income of $55,292 or $.07 per share, for the second quarter ended May 2, 2009.

SIX MONTHS ENDED MAY 1, 2010 COMPARED WITH SIX MONTHS ENDED MAY 2, 2009

Net Sales.
Net sales for the six months ended May 1, 2010 were $1,943,659 which is $642,191 and 25% less than the net sales of $2,585,850 for the same six month period last year. This is primarily due to reduced customer demand for the company's products in the current economic downturn, particularly in the first quarter.

Cost of Sales.
Cost of sales for the six months ended May 1, 2010 was $1,538,775 or 79% of sales, compared to $2,034,216 or 79% of sales, for the same period last year. The decrease in cost of sales was primarily due to the drop in sales.

Gross Profit.
Gross profit for the six months ended May 1, 2010 decreased $146,750 to $404,884 or 21% of sales, from $551,634 or 21% of sales, reported for the same period last year. The decrease in total gross profit was primarily a result of lower sales experienced in the first quarter.

Operating Expenses.
Operating expenses decreased by $13,699 from $395,217 during the six month period ended May 2, 2009 to $381,518 during the six month period ended May 1, 2010.

Operating Income.
The Company realized operating income of $23,366 or 1% of sales, for the six month period ended May 1, 2010, compared to operating income of $156,417 or 6% of sales of sales, for the same period last year. The decrease is the result of significantly reduced sales and the operating loss incurred in the first quarter.

Other Income.
Other income of $38,042 for the six month period ended May 1, 2010 increased $18,864 from $17,803 for the same period for last year, because of losses on the sale of securities recognized in the first six months of 2009 and no losses on the sale of securities recognized in the first six months of 2010.

Income Tax.
Income tax expense for the six month period ended May 1, 2010 was $26,400 and 43% of total income, compared to $65,000 and 37% of total income for the six month period ended May 2, 2009.

Net Income/Loss.
Net income for the six month period ended May 1, 2010 declined $78,811 and 72% to $35,008 or $0.04 per share, compared to net income of $109,220 or $0.14 per share for the prior comparable period, primarily because of the operating loss incurred in the first quarter of this year.

Financial Condition
The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have increased from $7,606,849 at the end of the fiscal year on October 31, 2009 to $7,802,534 for the sixth month period ended May 1, 2010. Because of market conditions at this time, the Company has decided to postpone an order for another coating machine until firmer guidance can be provided on the recovery of the economy, specifically the aerospace sector. The increase in cash and cash equivalents is primarily a result of periodic fluctuations in net income and net receipts, if any, from trading in the Company's portfolio of securities. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of May 1, 2010 by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), he has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4. (REMOVED AND RESERVED)

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

OPT-SCIENCES CORORATION

/s/ Anderson L. McCabe___
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
June 14, 2010



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

/s/ Anderson L. McCabe
-------------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
June 14, 2010




EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended May 1, 2010 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Opt-Sciences Corporation.


/s/ Anderson L. McCabe
-------------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
June 14, 2010