Form 10-Q
period 2010-07-31
OPT SCIENCES CORP
filed 2010-09-14
CIK 74688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of September 13, 2010.


             FORM 10-Q SECOND QUARTER REPORT - FISCAL YEAR 2010
                  OPT-SCIENCES CORPORATION AND SUBSIDIARY
                                                                         PAGE
                             TABLE OF CONTENTS
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements ...........................................  3

          Consolidated Balance Sheets for
             July 31, 2010 (unaudited) and October 31, 2009 ..............  3

          Consolidated Statements of Income and Retained Earnings
            (unaudited) for thirteen and thirty-nine weeks ended July 31, 2010 and thirteen and thirty-nine weeks ended August 1, 2009 .. 5

          Consolidated Statements of Cash Flows (unaudited) for
             thirty-nine weeks ended July 31, 2010 and thirty-nine
             weeks ended August 1, 2009 ..................................  6

          Notes to Consolidated Financial Statements .....................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Result of Operations ...........................................  9


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


			PART I    FINANCIAL INFORMATION

                        ITEM 1.    FINANCIAL STATEMENTS

                             Opt-Sciences Corporation
                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        July 31, 2010     October 31, 2009
                                         (unaudited)
CURRENT ASSETS

   Cash and cash equivalents             $8,028,566        $7,606,849
   Trade accounts receivable                653,378           594,167
   Inventories                              465,930           558,609
   Prepaid expenses                          11,871            13,482
   Prepaid income taxes                         -0-           138,200
   Loans and exchanges                       15,018            10,058
   Marketable securities                    476,811           469,468

     Total current assets                 9,651,574         9,390,833


PROPERTY AND EQUIPMENT

   Land                                     114,006           114,006
   Building and improvements                606,244           606,244
   Machinery and equipment                2,123,516         2,094,592
   Small tools                               53,580            53,580
   Furniture and fixtures                    11,803            10,438
   Office equipment                          82,651            82,651
   Automobiles                               71,211            71,211

    Total property and
           equipment                      3,063,011         3,032,722

  Less:  accumulated depreciation         2,068,997         1,950,701

    Net property and equipment              994,014         1,082,021


OTHER ASSETS

   Deposits                                   2,837             2,837

     Total assets                       $10,648,425       $10,475,691










                          Opt-Sciences Corporation
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                            July 31, 2010      October 31, 2009
                                             (unaudited)

CURRENT LIABILITIES

   Accounts payable - trade                    $   79,727        $   41,761
   Accrued income taxes			           11,998               -0-
   Accrued salaries and wages                      78,628           112,636
   Accrued professional fees                       52,800            69,695
   Deferred income taxes                           47,567            33,651
   Other current liabilities                        2,290             2,310

        Total current liabilities                 273,010           260,053


STOCKHOLDERS' EQUITY

   Common capital stock - par value
     $.025 per share - authorized
     and issued 1,000,000 shares                  250,000           250,000
   Additional paid in capital                     272,695           272,695
   Retained earnings                           10,082,181         9,940,851
   Accumulated other comprehensive income
   Unrealized holding (loss)
     on marketable securities                     (42,243)          (60,690)
   Less treasury stock at cost -
     224,415 shares                              (187,218)         (187,218)


   Total stockholders' equity                  10,375,415        10,215,638

             Total liabilities and
                stockholders' equity          $10,648,425       $10,475,691

















                       Opt-Sciences Corporation
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited)



                      Thirteen      Thirteen     Thirty-Nine   Thirty-Nine
                     Weeks Ended   Weeks Ended   Weeks Ended   Weeks Ended
                   July 31, 2010 August 1, 2009 July 31, 2010 August 1, 2009


NET SALES             $1,260,011     $1,002,156   $3,203,670    $3,588,006

COST OF SALES            905,565        765,282    2,444,340     2,799,498

  Gross profit
     on sales            354,446        236,874      759,330       788,508

OPERATING EXPENSES
  Sales & delivery         8,761         12,152       21,856        19,240
  General and
     administrative      177,334        174,270      545,757       562,399

  Total operating
     expenses            186,095        186,422      567,613       581,639

  Operating income       168,351         50,452      191,717       206,869

OTHER INCOME              18,170         15,046       56,212        32,848

  Income before taxes    186,521         65,498      247,929       239,717

FEDERAL AND STATE
  INCOME TAXES            80,200         27,500      106,600        92,500

  Net income             106,321         37,998      141,329       147,217

RETAINED EARNINGS -
   beginning of
     period            9,975,860      9,778,291    9,940,852     9,669,072

RETAINED EARNINGS -
   end of
   period            $10,082,181     $9,816,289  $10,082,181     9,816,289

EARNINGS PER SHARE OF
   COMMON STOCK             0.14           0.05         0.18          0.19

Average shares of stock
  outstanding            775,585        775,585      775,585       775,585





                           Opt-Sciences Corporation
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                              Thirty-Nine         Thirty-Nine
                                              Weeks Ended         Weeks Ended
                                             July 31, 2010      August 1, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $  141,329          $  147,217

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation                                 118,296             144,304
   Loss on sale of securities                     4,166              73,794

   Decrease (increase) in:
     Accounts receivable                        (59,211)            657,463
     Inventories                                 92,679             (47,590)
     Prepaid expenses                             1,611              11,729
     Prepaid income taxes                       138,200            (202,355)
     Loans and exchanges                         (4,960)             (1,380)

  (Decrease) increase in:
     Accounts payable                            37,966            (106,202)
     Accrued income taxes                        11,998             (40,912)
     Accrued salaries and wages                 (34,008)           (175,967)
     Accrued professional fees                  (16,895)              5,625
     Other current liabilities                      (20)            (12,308)

       Net cash provided by
       operating activities                     431,151             453,418

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment          (30,289)           (565,743)
   Purchases of securities                       (4,145)            (65,604)
   Proceeds from sales of securities             25,000             248,848
   Deposits                                         -0-             242,067

      Net cash (used) by
       investing activities                      (9,434)           (140,432)

Increase in cash                                421,717             312,986

Cash and cash equivalents
   at beginning of period                     7,606,849           6,926,000

Cash and cash equivalents
   at end of period                          $8,028,566          $7,238,986

SUPPLEMENTAL DISCLOSURES:
   Cash paid for income taxes                $   35,711          $  335,767









         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the first nine months of the Company's fiscal year 2010. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 31, 2009 together with the auditors' report filed as part of the Company's 2009 Annual Report on Form 10-K.

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

2. INVENTORIES

Inventories consisted of the following:

                                July 31, 2010       October 31, 2009
                                 (Unaudited)

  Raw materials and supplies      $148,514             $221,791
  Work in progress                 118,545              182,607
  Finished goods                   198.871              154,211
     Total Inventory              $465,930             $558,609

End of quarter inventories are stated at the lower of cost (first-in, first-out) or market. The inventory included in unaudited quarterly financial statements and in this Form 10-Q is based on estimates derived from an unaudited physical inventory count of work-in-progress and raw materials. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions.If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. The Company conducts a physical inventory at the end of the fiscal year in connection with its audited financial statements and preparation of its Form 10-K.




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

4.   FINANCIAL INSTRUMENTS

SFAS No. 157 (ASC 820), "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 (ASC 820) establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

SFAS No. 157 (ASC 820) prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, cash equivalents, marketable securities, trade accounts receivable, accounts payable and accrued liabilities. Pursuant to SFAS No. 157 (ASC 820), the fair value of our cash equivalents and marketable securities is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15,2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168 ASC Topic 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after Septem-ber 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.
SFAS No. 168 became effective for the Company's interim quarterly period beginning July 1, 2009 and did not have a material impact on our financial statements.

6.   SUBSEQUENT EVENTS
The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  -Uncertain demand for our products because of the current international financial uncertainties;
  -Risks associated with dependence on a few major customers; and -The performance, financial strength and reliability of our vendors.


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


EXECUTIVE SUMMARY
Opt-Sciences Corporation, through its wholly owned subsidiary, O & S
Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recognized third quarter sales of $1,260,011 and net income of $106,321. Sales are up 8% from the second quarter of fiscal
Year 2010. Compared to the third quarter of 2009, sales are up 26%. During the third quarter of 2010, the Company booked $1,976,000 in new orders compared to $1,126,000 in new orders booked for the second quarter of 2010 and $874,000 for the third quarter of fiscal year 2009. Our backlog of unshipped orders was approximately $2,201,000 at the end of the third quarter, up approximately 46% from $1,509,000 at the end of the second quarter of 2010 and up 73% from the $1,269,000 backlog at the end of the third quarter of fiscal year 2009. We currently expect fourth quarter sales to be approximately $1,600,000. The recent increases of orders and sales to a major customer are a result of significant inventory accumulation by that customer and may be followed by reduced purchases in subsequent quarters. We continue to be concerned that the weakness in the financial markets may adversely affect future sales to other customers. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. The Company has two customers that together represent approximately 61% of sales and approximately 67% of receivables.
Any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 31, 2010 COMPARED WITH THIRTEEN WEEKS ENDED AUGUST 1, 2009

Net Sales
Net sales for the third quarter ended July 31, 2010 were $1,260,011 which is $257,855 and 26% more than the net sales of $1,002,156 for the same quarter last year. This significant increase in sales is the result of the specific inventory accumulation by one of our major customers and slightly improved market conditions for the aircraft industry.

Cost of Sales
Cost of sales for the quarter ended July 31, 2010 increased $140,283 or 18% to $905,565 or 72% of sales, compared to $765,282 or 76% of sales for the third quarter last year. This increase in cost of sales is primarily related to increased sales. The cost of sales as a percentage of sales has declined because of the greater operating efficiency realized from greater volume of sales. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales includes salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality control departments.

Gross Profit
Gross profit for the quarter ended July 31, 2010 increased $117,572 to $354,446 or 28% of sales from $236,874 or 24% of sales reported for the same quarter last year, primarily as a result of improved efficiencies from economies of scale.

Operating Expenses
Operating expenses decreased $327 or less than 1% to $186,095 from $186,422 for the same quarter last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, legal, accounting, and other general corporate expenses.

Operating Income
The Company realized operating income of $168,351 or 13% of sales, for the quarter ended July 31, 2010, compared to operating income of $50,452 or 5% of sales, for the same quarter last year. The increase in operating income is principally the result of the above described economies of scale.

Other Income (Expenses)
Other income of $18,170 for the third quarter of fiscal year 2010 increased $3,124 from $15,016 for the same quarter last year.

Provisions for Income Taxes
Income tax expense for the third quarter ended July 31, 2010 was $80,200 or 43% of pre-tax income, compared to $27,500 or 42% of pre-tax income for the third quarter ended August 1, 2009.

Net Income
Net income for the third quarter ended July 31, 2010 was $106,321 or $.14 per share, compared to net income of $37,998 or $.05 per share, for the third quarter ended August 1, 2009 for the reasons outlined above.

THIRTY-NINE WEEKS ENDED JULY 31, 2010 COMPARED WITH THIRTY-NINE WEEKS ENDED AUGUST 1, 2009

Net Sales.
Net sales for the three quarters ended July 31, 2010 were $3,203,670 which is $384,336 and 11% less than the net sales of $3,588,006 for the same three quarter period last year. This is primarily due to the reduced demand for the Company's products experienced in the first quarter of this fiscal year.

Cost of Sales.
Cost of sales for the three quarters ended July 31, 2010 was $2,444,340 or 76% of sales, compared to $2,799,498 or 78% of sales, for the same period last year. The cost of sales decreased primarily because of reduced sales in the first quarter.

Gross Profit.
Gross profit for the three quarters ended July 31, 2010 decreased $29,178 to $759,330 or 24% of sales, from $788,508 or 22% of sales, reported for the same period last year. The decrease in total gross profit was primarily a result of reduced sales in the first quarter.

Operating Expenses.
Operating expenses decreased by $14,026 and 2% from $581,639 during the three quarter period ended August 1, 2009 to $567,613 during the three quarter period ended July 31, 2010.

Operating Income.
The Company realized operating income of $191,717 or 6% of sales, for the three quarter period ended July 31, 2010, compared to operating income of $206,869 or 6% of sales, for the same period last year.

Other Income.
Other income of $56,212 for the three quarter period ended July 31, 2010 increased from $32,848 for the same period for last year, primarily due to losses on sale of securities for the same period last year.

Income Tax.
Income tax expense for the three quarter period ended July 31, 2010 was $106,600 and 43% of pre-tax income, compared to $92,500 and 39% of pre-tax income for the nine month period ended August 1, 2009.

Net Income/Loss.
Net income for the three quarter period ended July 31, 2010 decreased $5,888 and 4% to $141,329 or $0.18 per share, compared to net income of $147,217 or $0.19 per share for the prior comparable period, for the reasons outlined above.

Financial Condition
The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have increased $421,717 from $7,606,849 at the end of the fiscal year on October 31, 2009 to $8,028,566 for the nine month period ended July 31, 2010.
The increase in cash and cash equivalents is primarily a result of its net income, reduction in prepaid taxes, and depreciation. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties identified below.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of July 31, 2010 by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), he has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1 Officer's Certificate pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

32.1 Officer's Certificate pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

OPT-SCIENCES CORORATION

/s/ Anderson L. McCabe___
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
September 13, 2010



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

/s/ Anderson L. McCabe
-------------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
September 13, 2010




EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 31, 2010 (the "Report")fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934
(15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Anderson L. McCabe
-------------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
September 13, 2010