Form 10-K
period 2010-10-30
OPT SCIENCES CORP
filed 2011-01-25
CIK 74688

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 30, 2010.

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

	Large accelerated filer              [ ]   Accelerated filer         [ ]
	Non-accelerated filer(Do not check   [ ]   Smaller reporting company [X]
       if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[ ] NO[X]

The aggregate market value of the 293,945 common shares held by non-affiliates (i.e., excluding shares held by officers, directors and each person owning 5% or more of the outstanding stock) as of the end of the last business day of the registrant's most recently completed second fiscal quarter was $3,439,157 based on the highest bid price of the stock of $11.70 as quoted by the Pink Sheets, in the Non-NASDAQ over the counter market.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 775,585 shares of the registrant's common stock, par value of $.25, were outstanding on December 31, 2010.

                  DOCUMENTS INCORPORATED BY REFERENCE

None.




              OPT-SCIENCES CORPORATION AND SUBSIDIARY
             FORM 10-K ANNUAL REPORT - FISCAL YEAR 2010

                         TABLE OF CONTENTS

                                                                  Page

           PART I

Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . 4
Item 1A.   Risk Factors  . .  . . . . . . . . . . . . . . . . . . . 6
Item 1B.   Unresolved Staff Comments . . .. . . . . . . . . . . . . 6
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . 7
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . 7
Item 4.    (Removed and Reserved) . . . . . . . . . . . . . . . . . 7

           PART II
Item 5.    Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of Equity
           Securities . . . . . . . . . . . . . . . . . . . . . . . 7
Item 6.    Selected Financial Data . . . . . .  . . . . . . . . . . 8
Item 7.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations   . . . . . . . . . 8
Item 7A.   Quantitative and Qualitative Disclosures
           About Market Risk  . . . . . . . . . . . . . . . . . . . 11
Item 8.    Financial Statements and Supplementary Data. . . . . . . 11
Item 9.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . . 11
Item 9A.   Controls and Procedures. . . . . . . . . . . . . . . . . 11
Item 9B.   Other Information. . . . . . . . . . . . . . . . . . . . 12

           PART III
Item 10.   Directors, Executive Officers and Corporate Governance . 12
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . 13
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters . . . . . . . 14
Item 13.   Certain Relationships and Related Transactions, and
           Director Independence. . . . . . . . . . . . . . . . . . 15
Item 14.   Principal Accountant Fees and Services . . . . . . . . . 15

           PART IV
Item 15.   Exhibits, Financial Statement Schedules. . . . . . . . . 16
           Signatures . . . . . . . . . . . . . . . . . . . . . . . 16
           Section 302 Certification. . . . . . . . . . . . . . . . 18
           Section 906 Certification. . . . . . . . . . . . . . . . 19


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

The Company's business is highly dependent on a robust commercial, business, and regional aircraft market; to a lesser degree, it is also dependent on the military aircraft market. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured, and customer orders are generally scheduled for delivery based on our customer's need date, not on our ability to make shipments. Since the Company has two customers that together represent approximately 69% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for any given quarter. When one of these customers accelerates or defers a sizable order, sales for the following quarters may be adjusted as the customer reevaluates its needs. One of our largest customers has recently placed significantly higher levels of orders, as it transitions its primary manufacturing facilities to a new location. That customer plans to reduce future orders substantially as the transition process is concluded.


Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 50% of the Fiscal Year 2010 backlog of unshipped orders before the end of the first quarter of fiscal 2011. If we do so, we expect first quarter sales to be approximately $1,800,000. Sales for the following quarters are expected to decline substantially as one of our major customers mentioned above adjusts its inventories to more normal levels.

CORE PRODUCTS. The distinguishing characteristic of our business is our optical thin film coating capability. Almost all products which we offer incorporate an optical coating of some type. Our primary coatings are for aircraft cockpit display applications and consist of our anti-reflection coating used for glare reduction and our transparent conductive coating used for electromagnetic interference shielding. We apply either or both coatings to different types of glass face plates which are usually mounted on the front of liquid crystal displays (LCDs), cathode ray tubes (CRTs), light emitting diode displays(LEDs) and electromechanical displays (EMDs).

ANCILLARY PRODUCTS AND SERVICES. In addition to coated glass described above, we also offer a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies.

STRATEGY FOR THE FUTURE. The Company continues to re-evaluate and adjust its growth strategy pertaining to sales and marketing, production facilities and efficiencies and our staffing methods to maximize the value of our financial and human resources.

In Fiscal Year 2010, we hired 6 production employees as sales increased over the course of the year. For Fiscal Year 2011, we expect we expect overall sales to match Fiscal Year 2010, beginning with a very strong first quarter followed by weaker subsequent quarters. We continue to see potential for growth in our conductive coating business which is used primarily, but not exclusively, on military platforms. We expect the anti-reflective coating market to remain at current levels. We believe our future success is contingent on the timely increase of our capacity to provide conductive coatings, satifying the needs of our current customers, securing new customers, developing new products and providing adequate staff and facilities to meet our requirements.

MARKETING AND SALES. Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services of manufacturers representatives or sales personnel. O & S Research, Inc. and our products are listed in the Thomas Register. We also maintain sales websites at osresearch.com and optsciences.com. We engage in a low cost public relations and advertising program. Purchasing personnel of major corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the anti-glare face plates covering the flat panel displays on the Boeing 777 and the 737 Next Generation models of commercial aircraft and the long range Gulfstream and Dassault Falcon business jets. We are also an approved vendor for instrument glass used on several military aircraft platforms including the C5 Galaxy and the C130. In Fiscal 2010, we derived approximately 69% of our revenues from two major customers. The loss or permanent curtailment of business with either of these companies would have a negative impact on our operating results.

PATENTS, TRADEMARKS AND PROPRIETARY KNOWLEDGE. We do not hold patents or have registered trademarks. However, our customers do rely on our accumulated experience and know-how in satisfying their instrument glass requirements.


MANUFACTURING. Our customers commonly use LCDs for aircraft cockpit instrumentation. Typically, a customer sends glass component drawings to us for manufacturing. We generally cut the glass components from larger pieces of glass which we purchase from multiple domestic sources, some on a custom basis and some on a commodity basis. The two largest suppliers of such glass to us are Europtec and Corning. We use our technology to apply a micro thin optical non-glare and/or conductive coating to the glass. Both processes utilize the deposit of a thin film of metal or metal oxide on the surface of the glass. The process takes place in a heated vacuum chamber. We heat the deposited material to over 1800 degrees Centigrade causing it to evaporate. When the metal vapor contacts the glass, it condenses forming a very thin film as hard as the original metal being evaporated. The thin films range in thickness from 250 angstroms to 1500 angstroms. After quality control tests, we ship the inspected products to our customers.

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

EMPLOYEES. As of October 30, 2010, we employed 49 employees, of which 44 were full time individuals and none of whom are members of organized labor. This represents a increase of 6 full time employees from the end of Fiscal 2009.
We expect to make further adjustments to our employee levels based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401K Plan for the benefit of all our employees; we do not have a stock option plan. The 401K Plan includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

AVAILABLE INFORMATION. We maintain a website, optsciences.com, where you may find additional information about our Company. Additional Company filings are also available at the Securities & Exchange Commission's website, sec.gov. On our website, optsciences.com, we provide links to our SEC filings, to the SEC itself, to Yahoo for the latest stock quotations, to our transfer agent, StockTrans, and to our manufacturing subsidiary, O & S Research, Inc.

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are not listed on an established public trading market, but are quoted by the Pink Sheets, in the non-NASDAQ over the counter market. The symbol for our shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid quotations, for the fiscal quarters indicated, as quoted by Pink Sheets LLC., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

        Fiscal 2009     Bid Price         Fiscal 2010     Bid Price

        1st Quarter    $5.55 - $8.50      1st Quarter   $ 8.35 - $11.25
        2nd Quarter    $5.25 - $6.36      2nd Quarter   $10.11 - $11.70
        3rd Quarter    $5.68 - $7.17      3rd Quarter   $10.05 - $11.61
        4th Quarter    $7.17 - $9.00      4th Quarter   $10.05 - $14.50

As of December 31, 2010 the closing bid for the Common Stock was $11.95. The closing ask price was $13.25. The Company had 828 stockholders of record of its Common Stock as of December 31, 2010. This does not include the additional beneficial owners of our common stock who held their shares in street name as of that date.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have any equity compensation plan in place and did not issue any equity securities to any person during Fiscal Year 2010.

DISTRIBUTIONS

We did not declare or pay any dividend on our Common Stock during Fiscal Year 2010. Although there is no prohibition on payment of dividends, we do not anticipate the payment of dividends on our Common Stock in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered securities during the three fiscal years ended October 30, 2010.

REPURCHASES OF COMMON STOCK

The Company did not repurchase any of its common stock during the year ended October 30, 2010.

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

GENERAL.

This Management's Discussion and Analysis as of October 30, 2010, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in this report. It also contains forward looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2011.

We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts receivable.

Our cash increased during Fiscal 2010 to $8,398,276 from $7,606,849 at the end of Fiscal 2009. This increase was due primarily to earnings from operations. Other income increased from the prior year primarily due to the reduction in realized losses on the sale of securities. Our total current assets increased $866,761 to $10,257,594 in Fiscal 2010 from $9,390,833 in Fiscal 2009.

Because of changes in the marketplace and an increasingly competitive environment, we believe it may be necessary to make future investments in new equipment and processes to compete successfully in the aerospace and commercial display markets.


RESULTS OF OPERATIONS: FISCAL YEAR 2010

NET SALES

Net sales of $4,899,983 for the Fiscal Year 2010 increased $18,672 or less than 1% from Fiscal 2009. This increase was due to the substantial increase in demand for our products in the second half of FY 2010 from the steep decline of the business and commercial jet market during FY 2009 and early 2010.

COST OF SALES

Cost of sales decreased $167,584 or 5% for Fiscal 2010 compared to Fiscal 2009. Cost of sales consists of costs to manufacture the products we ship and is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control and quality departments.

OPERATING EXPENSES

Operating expenses for Fiscal 2010 were $828,583, an increase of $48,218 or approximately 6% from Fiscal 2009. Operating expenses include both general and administrative expenses and sales and delivery expenses. Our general and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME

Operating income increased $138,038 or approximately 28% to $627,089 in Fiscal 2010 from $489,051 in 2009. The increase from Fiscal 2009 is primarily due to the increase in productivity as sales rebounded from depressed levels.

OTHER INCOME

Other income for Fiscal Year 2010 was $75,293 compared to a loss of $17,557 for Fiscal Year 2009. This large improvement is mainly attributable to recognition of fewer capital losses from the Company's portfolio of marketable securities.

NET INCOME

Net income of $460,650 or $0.59 per share for Fiscal 2010 increased approximately 70% from $271,780 or $0.35 per share for Fiscal 2009 as a result of the factors described above.

BACKLOG OF ORDERS

Our backlog of unshipped orders stood at $2,412,100 at the end of Fiscal Year 2010, up $1,393,000 from the end of Fiscal Year 2009 and up $211,000 from the end of the third quarter. Of the backlog of orders existing at year end, we expect to deliver 50% within the first quarter of Fiscal Year 2011.

RESULTS OF OPERATIONS: FISCAL YEAR 2009

Fiscal 2009 ended with net sales of $4,881,311 an decrease of approximately $1,867,380 or 28% over Fiscal 2008. The significant decrease in total sales for 2009 over 2008 was primarily due to a steep decline in demand for business aircraft which utilize instrumentation cover glass manufactured by the Company. Operating expenses, including selling expenses, were $780,365 for Fiscal 2009, a decrease of $229,292 or 23% from Fiscal 2008. Operating income decreased $784,111 or 78% to $489,051 in Fiscal 2009 from $1,273,162 in 2008. Other income resulted in a net loss of $17,557 primarily as a result of recognizing $148,269 in capital losses from the Company's portfolio of marketable securities. Net income after taxes of $271,780 or $0.35 per share for Fiscal 2009 decreased markedly from $858,695 or $1.11 per share for Fiscal 2008.


INFLATION

During the three year period that ended on October 30, 2010, inflation did not have a material effect on our operating results.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

COMPANY RISK FACTORS

An investment in our common stock involves investment risks. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

1. The market price of our common stock may fluctuate significantly. In addition, since our common stock has been thinly traded, it is difficult for our shareholders to sell shares of our common stock at a predictable price.

2. Any continuation of weakness in the global economy will have negative implications for our Company. Since our products are incorporated into very expensive new and retrofitted aircraft, the lack of strong global economy and orderly capital markets may result in reduced demand for our products.

3. Significant quarterly fluctuations in backlog and orders challenge the Company to adjust the scale of its activities to the demand for its products; the larger the fluctuations, the more difficult it is to have efficient operations.

4. Our product offerings are concentrated. During Fiscal 2010 we derived approximately 95% of our revenues from instrument glass used for avionics and related aerospace products.

5. Our revenues come from a limited number of customers, with approximately 69% of sales arising from two customers. One of those customers was recently acquired by a third party. A related change in its principal place of manufacturing has thus far resulted in a short term increase in demand for our products, which we expect will be followed by a substantial decline, as inventories in the new facility are adjusted to perceived needs.

6. For a major portion of our business, we rely on raw materials manufactured in Japan. An interruption of supplies from Japan would have a significant impact on sales and our ability to support our customers.

7. The Company purchases raw materials overseas. To the extent that the Company has entered into fixed price contracts based on U.S. Dollars and purchases raw materials in foreign markets, the Company may experience a reduction in profit margin as a result of a weakening American currency.

8. Our success depends on the efforts and expertise of our President, Anderson L. McCabe. He is our chief executive officer, our chief financial officer and our principal marketing officer. His death, disability or termination of employment would adversely affect the future of our Company. We do not have employment contracts with Mr. McCabe or other management personnel. We do not maintain key man life insurance on Mr. McCabe or other key personnel.


9. The market for our products is very competitive.

10. Purchase orders and specifications from our customers may include extensive product warranties and contractual undertakings. Accordingly, future claims by our customers may have an adverse effect on our future operating results.

11. Our industry is also subject to significant risk from outside influences, such as terrorist attacks (9/11) and biological epidemics (SARs and Avian flu outbreaks in Asia). Other factors that may in the future influence our industry are inflation, changes in diplomatic and trade relations with other countries, tariffs, trade barriers and other regulatory barriers.

12. We are controlled by our major stockholder, the Arthur John Kania Trust. The Arthur John Kania Trust, beneficially owns approximately 66% of our outstanding common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Because of the high percentage of beneficial ownership, the Trustee of that Trust is able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock. If you acquire common stock, you may have no effective voice in the management of the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to supply information on this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated January 18, 2011, are filed as part of this report starting on page 23 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 30, 2010. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of October 30, 2010, our internal control over financial reporting was effective.


This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting occurred during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION REGARDING EXECUTIVE OFFICERS AND DIRECTORS

Our Directors serve until the next annual meeting of stockholders, or until their successors have been elected. Our officers serve at the pleasure of the Board of Directors.

Anderson L. McCabe, 55 years old, is our President, Chief Executive Officer and Chief Financial Officer. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as Process Engineer with managerial responsibilities. In 1986 he became our president. He has been director of the Company since 1987.

Arthur J. Kania, 79 years old, is our Secretary. He is not active in our day-to-day operations. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 55 years old, has been a director of the Company since 1987. He is not active in our day-to-day operations. He is a principal of Trikan Associates (real estate ownership and management-investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).

SECTION 16(A)   BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and any person owning ten percent or more of the Company's common stock, to file in their personal capacities initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership arrangements are required by SEC regulation to furnish to the Company copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Company's information statement. Based solely on the Company's review of copies of such statements received by, and on representations from, the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, the Company believes that all such statements were timely filed in 2010.


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

Board Meetings; Nominating and Compensation Committees

Given the small size of the Company and its limited staff and operations, its directors frequently make determinations informally by telephone calls or by written consent. The Board met before and after the Annual Shareholders Meeting, and at one additional time during the Fiscal Year. Each Meeting was attended by all directors. We pay each of our Directors a fixed annual stipend for acting as Director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. A total of $7,500 has been paid to each director for services as director during the last fiscal year.


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

SUMMARY COMPENSATION TABLE


        (a)             (b)      (c)       (d)         (e)          (f)

Name and               Fiscal  Salary($)  Bonus($)    All Other      Total
Principal Positions     Year     (1)                 Compensation*
Compensation
-------------------    ------  ---------  --------   ------------  -----------
-
Anderson L. McCabe      2010   $130,000   $25,000    $11,400       $166,400
President, CEO, CFO,    2009   $130,000   $15,000    $ 9,249       $154,249
Treasurer and Director

*Includes an annual retainer as Director of Company of $7,500 for 2010 and $5,000 for 2009 in addition to a 401K Contribution of $3,900 for 2010 and $4,249 for 2009.


OPTION/SAR GRANTS; DEFERRED EXECUTIVE COMPENSATION PLAN; EQUITY COMPENSATION
PLAN

The Company did not grant restricted stock awards, stock options or stock appreciation rights during Fiscal Year 2010, nor does it have any of such awards, options or rights outstanding from prior years. The Company does not have any deferred executive compensation plan. The Company does not have any securities authorized for issuance under an equity compensation plan.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2010

The following table sets forth the compensation of our non-employee directors. Our employee director, Anderson L. McCabe, receives the same compensation as the other directors for his services as director. His director fees are included in his total compensation in the Summary Compensation Table above.

Name                     Cash Retainer    Total Compensation

Arthur J. Kania            $ 7,500            $ 7,500*
Arthur J. Kania, Jr.       $ 7,500            $ 7,500

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

During Fiscal year 2010, we incurred legal fees of $52,500 to the firm of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the Senior partner. Mr. Kania does not share or participate in fees generated from the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       Type                 2009         2010

    Audit Fees:(1)        $34,470      $35,535
    Audit Related Fees:       -0-          -0-
    Tax Fees                  -0-          -0-
    Other Fees                -0-          -0-
                          -------      -------
    Total Fees            $34,470      $35,535

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OPT-SCIENCES CORPORATION

Date: January 25, 2011

By: /s/Anderson L. McCabe
      Anderson L. McCabe, President


Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                     Title                        Date

/s/ Anderson L. McCabe    President, CEO, CFO & Director  January 25, 2011
Anderson L. McCabe

/s/ Arthur J. Kania       Secretary & Director            January 25, 2011
Arthur J. Kania

/s/ Arthur J. Kania, Jr.  Director                        January 25, 2011
Arthur J. Kania, Jr.

/s/ Lorraine Domask       Chief Accountant                January 25, 2011
Lorraine Domask


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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(b) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. I have disclosed, based on my most recent evaluation of internal control of financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

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

Date: January 25, 2011

By: /s/Anderson L. McCabe
Anderson L. McCabe
President, Chief Executive Officer and
Chief Financial Officer


SECTION 906 CERTIFICATION

I, Anderson L. McCabe, Chief Executive Officer and Chief Financial Officer of OPT-SCIENCES CORPORATION (the "Company"), certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10K of the Company for the fiscal year ended October 30, 2010 (the "Report') fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

Date: January 25, 2011

By: /s/Anderson L. McCabe
Anderson L. McCabe
President, Chief Executive Officer and
Chief Financial Officer


               OPT - Sciences Corporation And Subsidiary
                          Financial Statements

           Years Ended October 30, 2010 and October 31, 2009








                             TABLE OF CONTENTS


                                                           PAGE

Report of Independent Registered Public Accounting Firm	    21

Consolidated Balance Sheets	                            22

Consolidated Statements of Operations                       24

Consolidated Statements of
      Stockholders' Equity and Comprehensive Income	    25

Consolidated Statements of Cash Flows	                    26

Notes to Consolidated Financial Statements	            28


            Report of Independent Registered Public Accounting Firm


To Stockholders and Board of Directors
OPT-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of October 30, 2010 and October 31, 2009 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the two year period ended October 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of October 30, 2010 and October 31, 2009 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 30, 2010 in conformity with U.S. generally accepted accounting principles.



Goff, Backa, Alfera & company, LLC
Pittsburgh, Pennsylvania

January 25, 2011


                      Opt-Sciences Corporation
                     CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

                              ASSETS
                               October 30, 2010   October 31, 2009

CURRENT ASSETS
    Cash and cash equivalents      $ 8,398,276        7,606,849
    Trade accounts receivable          684,313          594,167
    Inventories                        634,247          558,609
    Prepaid expenses                    25,406           13,482
    Loans and exchanges                 12,543           10,058
    Prepaid income taxes                   -0-          138,200
    Marketable securities              502,809          469,468
        Total current assets        10,257,594        9,390,833

PROPERTY AND EQUIPMENT
    Land                               114,006          114,006
    Building and improvements          606,244          606,244
    Machinery and equipment          2,134,804        2,094,592
    Small tools                         53,580           53,580
    Furniture and fixtures              17,712           10,438
    Office equipment                    76,742           82,651
    Automobiles                         71,211           71,211
       Total property and equipment  3,074,299        3,032,722
       Less accumulated depreciation 2,110,104        1,950,701
       Net property and equipment      964,195        1,082,021

OTHER ASSETS
    Deposits                             2,837            2,837

       Total assets                $11,224,626      $10,475,691


                      Opt-Sciences Corporation
                     CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

                LIABILITIES AND STOCKHOLDERS' EQUITY

                               October 30, 2010   October 31, 2009
CURRENT LIABILITIES
    Accounts payable - trade       $    84,317      $    41,761
    Accrued income taxes               124,500              -0-
    Accrued salaries and wages         154,993          112,636
    Accrued professional fees           81,138           69,695
    Deferred income taxes               66,205           33,651
    Other current liabilities            4,280            2,310
       Total current liabilities       515,433          260,053

 STOCKHOLDERS' EQUITY
    Common capital stock - par value
      $.25 per share - authorized
      and issued 1,000,000 shares      250,000          250,000
    Additional paid in capital         272,695          272,695
    Retained earnings               10,401,501        9,940,851
    Accumulated other comprehensive
      income:
    Unrealized holding (loss)
      on marketable securities         (27,785)         (60,690)
    Less treasury stock at cost -
      224,415 shares                  (187,218)        (187,218)
         Total stockholders' equity 10,709,193       10,215,638

    Total liabilities and
      stockholders' equity         $11,224,626      $10,475,691


                      Opt-Sciences Corporation
                 CONSOLIDATED STATEMENTS OF INCOME
The accompanying notes are an integral part of these financial statements

                         Fiscal Year Ended  Fiscal Year Ended
                          October 30, 2010   October 31, 2009
                             (52 weeks)         (52 weeks)

NET SALES                    $4,899,983        $4,881,311
COST OF SALES                 3,444,311         3,611,895
Gross profit on sales         1,455,672         1,269,416
OPERATING EXPENSES
  Sales & delivery               26,159            26,178
  General and administrative    802,424           754,187
    Total operating expenses    828,583           780,365
Operating income                627,089           489,051
OTHER INCOME (LOSS)              75,293           (17,557)
    Net Income before taxes     702,382           471,494
FEDERAL AND STATE  INCOME TAXES 241,732           199,714
    Net income                  460,650           271,780
EARNINGS PER SHARE OF
  COMMON STOCK                      0.59             0.35
Weighted average number
  of shares                     775,585           775,585


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

BALANCE
NOVEMBER 2,
2008         $250,000  $272,695  $9,669,071  $(196,971)  $(187,218) $9,807,577

Net income
for fiscal
year ended
October 31,
2009                                271,780                            271,780

Unrealized
holding gains
on securities
arising during
period, net of tax
of $102,808     ______  ________   ________    136,281   _________     136,281

TOTAL COMPREHENSIVE INCOME                                             408,061

BALANCE
OCTOBER 31,
2009          $250,000  $272,695 $9,940,851  $ (60,690) $(187,218) $10,215,638

Net income for
fiscal year
ended October 30,
2010                                480,650                            480,650

Unrealized
holding gains
on securities
arising during
period, net of
tax of $24,823      _________ _______ _______   32,905    ________      32,905

TOTAL
COMPREHENSIVE
INCOME                                                                 493,555

BALANCE
OCTOBER 30,
2010         $250,000  $272,695 $10,401,501   $(27,785) $(187,218) $10,709,193


                         Opt-Sciences Corporation
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements

                                    Fiscal Year Ended   Fiscal Year Ended
                                     October 30, 2010    October 31, 2009
                                         (52 weeks)         (52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                              $   460,650             271,780
Adjustments to reconcile net income
  to net cash provided by
  operating activities:

  Depreciation                              159,403             192,821
  Loss on sale of securities                  4,166             148,269
  Deferred income taxes                       7,730              43,059
  Decrease (increase) in:
    Accounts receivable                     (90,146)            525,383
    Inventories                             (75,638)             52,571
    Prepaid expenses                        (11,924)              4,812
    Prepaid income taxes                    138,200            (138,200)
    Loans and exchanges                      (2,485)             (3,290)
  (Decrease) increase in:
    Accounts payable                         42,556            (161,521)
    Accrued income taxes                    124,500             (40,912)
    Accrued salaries and wages               42,357            (156,122)
    Accrued professional fees                11,443              19,195
    Other current liabilities                 1,970             (27,236)
    Net cash provided by operating
     activities                             812,782             730,609

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment       (41,577)           (341,430)
  Purchases of securities                    (4,778)            (66,999)
  Proceeds from sale of securities           25,000             358,669
    Net cash (used) by investing activities (21,355)            (49,760)


                         Opt-Sciences Corporation
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements


                                    Fiscal Year Ended   Fiscal Year Ended
                                     October 30, 2010    October 31, 2009
                                         (52 weeks)         (52 weeks)

Increase in cash                        $   791,427        $   680,849
Cash and cash equivalents
  at beginning of period                  7,606,849          6,926,000
Cash and cash equivalents
  at end of period                      $ 8,398,276        $ 7,606,849

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                 -0-                -0-
  Income taxes paid                     $    50,611        $   335,767


                OPT-Sciences Corporation and Subsidiary
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $29,371 and $33,616 for the years ended October
30, 2010 and October 31, 2009, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 605, Revenue Recognition when products are shipped and risk of loss and title has passed to the customer.

Consideration of Subsequent Events

These financial statements were approved and authorized for issue by the Board of Directors on January 18, 2011.


               OPT-Sciences Corporation and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Inventories

Inventories


Inventories consisted of the
following:
                                            October 30,     October 31,
                                               2010            2009

Raw materials and supplies                   $175,014       $221,791
Work in progress                              334,370        182,607
Finished goods                                124,863        154,211


                                             $634,247       $558,609






NOTE 3- Marketable Securities

                                     Gross         Gross
                      Amortized    Unrealized    Unrealized    Fair
                         Cost        Gains          Losses     Value


October 30, 2010
 Common stock       $    28,578     $  1,284           -0-      29,862
 Preferred stock        237,567        5,834           -0-     243,401
 Mutual funds           285,409          -0-       (55,863)    229,546

                    $   551,554     $  7,118       (55,863)  $ 502,809


October 31, 2009
 Common stock       $    28,559          -0-        (4,952)     23,607
 Preferred stock        237,567          -0-       (25,279)    212,288
 Municipal bonds         40,000          -0-       (15,880)     24,120
 Mutual funds           269,816          -0-       (60,363)    209,453

                    $   575,942          -0-     $(106,474)  $ 469,468



Sales of securities available for sale during the years ended October 30, 2010 and October 31, 2009 were as follows:

                                       2010            2009

Proceeds from sales                $  25,000       $ 358,669

Gross realized gains               $     -0-       $  21,966

Gross realized losses              $   4,166       $ 170,235


               OPT-Sciences Corporation and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -	Income Taxes

The income tax expense of the Company consists of the following:


                                    2010               2009
Current tax expense:

 Federal                        $  172,191         $   92,990

 State                              61,811             63,665

 Total                             234,002            156,655

Deferred tax expense:

 Federal                            (1,638)            55,303

 State                               9,368            (12,244)

 Total                               7,730             43,059

Income Tax Expense              $  241,732         $  199,714

At October 30, 2010, the Company had a deferred tax asset of $114,179 and a deferred tax liability of $180,384, resulting in a net deferred tax liability of $66,205.

At October 31, 2009, the Company had a deferred tax asset of $159,792 and a deferred tax liability of $193,443, resulting in a net deferred tax liability of $33,651.

Deferred income taxes result from significant temporary differences between income for financial reporting purposes and taxable income. These differences arose principally from the use of accelerated tax depreciation and the carry forward of capital and net operating losses.

At October 30, 2010, the Company had capital loss carry forwards of $219,160 expiring in 2011 through 2016. All of these losses are deemed to be usable before expiration.

During the year, amended tax returns were filed for the years 2006 through 2008 to take advantage of tax deductions not available at the time when the returns were initially filed. As a result, the refunds received of $44,542 reduced the income tax expense for the period and caused the effective tax rate to drop from 42.4% to 33.9% for the years ended October 30, 2010 and October 31, 2009, respectively. Interest income was also recognized on these refunds of $1,253.


                OPT-Sciences Corporation and Subsidiary
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - 	Major Customers

Two customers accounted for $3,359,604 of net sales during the year ended October 30, 2010. The amount due from these customers, included in trade accounts receivable, was $525,457 on October 30, 2010.

Two customers accounted for $3,044,045 of net sales during the year ended October 31, 2009. The amount due from these customers, included in trade accounts receivable, was $386,877 on October 31, 2009.

NOTE 6 -	Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was approximately $7,500,000 on October 30, 2010.

NOTE 7 - 	Related Party Transactions

During fiscal years 2010 and 2009, the Company incurred legal fees of $52,500 and $47,500, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner.
Of the legal fees, $52,500 and $47,500 were included in accounts payable at October 30, 2010 and October 31, 2009, respectively.


NOTE 8 - 	Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair
Value Measurements and Disclosures, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.
FASB ASC Topic 820 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. There are three broad levels defined by FASB
ASC Topic 820 hierarchy.  The Company only has assets and liabilities falling under level I, in which quoted prices are available in active markets for identical assets or liabilities as of the reported date. See Note 3 above.




