Form 10-K/A
period 2010-10-30
OPT SCIENCES CORP
filed 2011-03-02
CIK 74688

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

Unrealized
holding gains
on securities
arising during
period, net of tax
of $102,808     ______  ________   ________    136,281   _________     136,281

TOTAL COMPREHENSIVE INCOME                                             408,061

BALANCE
OCTOBER 31,
2009          $250,000  $272,695 $9,940,851  $ (60,690) $(187,218) $10,215,638

Net income for
fiscal year
ended October 30,
2010                                460,650                            460,650

Unrealized
holding gains
on securities
arising during
period, net of
tax of $24,823      _________ _______ _______   32,905    ________      32,905

TOTAL
COMPREHENSIVE
INCOME                                                                 493,555

BALANCE
OCTOBER 30,
2010         $250,000  $272,695 $10,401,501   $(27,785) $(187,218) $10,709,193


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




