Form 10-Q
period 2011-01-29
OPT SCIENCES CORP
filed 2011-03-14
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED
JANUARY 29, 2011.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE TRANSITION PERIOD FROM ________
TO ________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey
21 -0681502
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification No.)

1912 Bannard Street, Cinnaminson, New Jersey
08077
(Address of principal executive offices)

(856) 829-2800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company.

Large accelerated filer        Accelerated filer
Non-accelerated filer          Smaller reporting company X

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ] NO [?]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of March 11, 2011.


FORM 10-Q FIRST QUARTER REPORT - FISCAL YEAR 2011
OPT-SCIENCES CORPORATION AND SUBSIDIARY

TABLE OF CONTENTS

                                               Page
PART I    FINANCIAL INFORMATION
Item 1 .Financial Statements  3
Consolidated Balance Sheets for January 29, 2011
(unaudited) and October 30, 2010  3

Consolidated Statements of Income and Retained
Earnings (unaudited) for thirteen weeks ended January 29,
2011 and thirteen weeks ended January 30, 2010  5

Consolidated Statements of Cash Flows (unaudited) for
thirteen weeks ended January 29, 2011 and thirteen
weeks ended January 30, 2010  6

Notes to Consolidated Financial Statements  7

Item 2. Management's Discussion and Analysis of Financial
Condition and Result of Operations  9
Item 3. Quantitative and Qualitative Disclosures About Market
Risk  11
Item 4. Controls and Procedures  11
PART II   OTHER INFORMATION 12
Item 1. Legal Proceedings 12
Item 1A. Risk Factors 12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 12
Item 3. Defaults Upon Senior Securities 12
Item 4. (Removed and Reserved) 12
Item 5. Other Information 12
Item 6. Exhibits 12
Signatures 12
Exhibit 31.1 13
Exhibit 32.1 14

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS
                                             January 29, 2011 October 30, 2010
                                                (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                            $ 8,632,960 $ 8,398,276
Trade accounts receivable                               755,444      684,313
Inventories                                              560,964     634,247
Prepaid expenses                                          16,316      25,406
Loans and exchanges                                       16,613      12,543
Marketable securities                                    516,635     502,809
Total current assets                                  10,498,932  10,257,594

PROPERTY AND EQUIPMENT
Land                                                     114,006     114,006
Building and improvements                                606,244     606,244
Machinery and equipment                                2,134,804   2,134,804
Small tools                                               53,580      53,580
Furniture and fixtures                                    17,712      17,712
Office equipment                                          76,742      76,742
 Automobiles                                              71,211      71,211
Total property and equipment                           3,074,299   3,074,299
Less: accumulated depreciation                         2,146,424   2,110,104
          Net property and equipment                     927,875     964,195
OTHER ASSETS
Deposits                                                   2,837       2,837
Total assets                                         $11,429,644 $11,224,626


Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                             January 29, 2011 October 30, 2010
                                                (Unaudited)
CURRENT LIABILITIES
Accounts payable - trade                            $    106,308 $     84,317
Accrued salaries and wages                                86,565      154,993
Accrued professional fees                                 47,225       81,138
Accrued income taxes                                     159,700      124,500
Deferred income taxes                                     71,760       66,205
Other current liabilities                                  3,885        4,280
Total current liabilities                                475,443      515,433
STOCKHOLDERS' EQUITY
Common capital stock - par value
$0.25 per share - authorized
and issued 1,000,000 shares                              250,000      250,000
Additional paid in capital                               272,695      272,695
Retained earnings                                     10,639,144   10,401,501
Accumulated other comprehensive income:
Unrealized loss on marketable securities                 (20,420)    ( 27,785)
Less treasury stock at cost -
224,415 shares and 224,415 shares                       (187,218)    (187,218)
Total stockholders' equity                            10,954,201   10,709,193
Total liabilities and stockholders' equity          $ 11,429,644 $ 11,224,626


Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (unaudited)

                                              Thirteen Weeks   Thirteen Weeks
                                                  Ended           Ended
                                             January 29, 2011 January 30, 2010
NET SALES                                           $  1,826,142 $    771,686
COST OF SALES                                          1,208,520      646,148
Gross profit on sales                                    617,622      125,538
OPERATING EXPENSES
Sales & delivery                                           7,170        7,388
General and administrative                               223,380      192,566
Total operating expenses                                 230,550      199,954
Operating income (loss)                                  387,072      (74,416)
OTHER INCOME                                              15,771       22,657
Net income (loss) before taxes                           402,843      (51,759)
FEDERAL AND STATE INCOME TAXES                           165,200      (22,300)
Net income (loss)                                        237,643      (29,459)
RETAINED EARNINGS -
beginning of period                                   10,401,501    9,940,851
RETAINED EARNINGS - end of period                   $ 10,639,144 $  9,911,392
EARNINGS (LOSS) PER SHARE OF
COMMON STOCK                                        $       0.31 $      (0.04)


Average shares of stock outstanding
         775,585
         775,585


Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                               Thirteen          Thirteen
                                             Weeks Ended        Weeks Ended
                                            January 29, 2011  January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $    237,643 $     (29,459)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                             36,320        39,432
Decrease (increase) in:
Trade accounts receivable                               (71,131)      126,256
Inventories                                              73,283        15,262
Prepaid expenses                                          9,090         2,192
Prepaid taxes                                               -0-       (22,300)
Loans and exchanges                                       4,070         2,040
(Decrease) increase in:
Accounts payable                                         21,991         6,371
Accrued salaries and wages                              (68,428)      (51,888)
Accrued professional fees                               (33,913)      (21,255)
Accrued income taxes                                     35,200           -0-
Other current liabilities                                  (395)          755
Net cash provided by operating activities               235,590        67,406
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                         -0-      ( 12,216)
Purchases of securities                                  (  906)      ( 1,577)
Net cash used by investing activities                    (  906)     ( 13,793)
Increase in cash                                        234,684        53,613
Cash and cash equivalents at beginning of period      8,398,276     7,606,849
Cash and cash equivalents at end of period         $  8,632,960  $  7,660,462
SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                  $    130,000  $        -0-


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first three months of the Company's fiscal year 2011. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 30, 2010 together with the auditors'report filed as part of the Company's 2010 Annual Report on Form 10-K.

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

2. INVENTORIES

Inventories consisted of the following:

                          January 29, 2011      October 30, 2010
                           (Unaudited)

Raw materials and supplies  $   237,603          $   175,014
Work in progress                212,907              334,370
Finished goods                  110,454              124,863
Total Inventory             $   560,964           $  634,247

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

The Company's financial instruments consist principally of cash equivalents, trade accounts receivable, accounts payable and accrued liabilities. Pursuant to SFAS No. 157 (ASC 820), the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value
Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.




5.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 became effective for the Company's interim quarterly period beginning July 1, 2009 and did not have a material impact on our financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to the following principal risks and uncertainties:

- Uncertain demand for the Company's products because of the current international financial crisis;
-    Risks associated with dependence on a few major customers; and
- The performance, financial strength and reliability of the Company's vendors.

We provide greater detail regarding other factors in our 2010 Form 10-K.

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded first quarter sales of $1,826,142 and net income of $237,643. Sales are up 7.7% or $129,829 from the fourth quarter of Fiscal Year 2010. Compared to the first quarter of 2010, sales are up 137%. We currently expect second quarter sales to be approximately $1,400,000 and to be profitable. Sales for recent quarters have been positively affected by the substantial inventory accumulation of one of our largest customers in anticipation of a transition of principal manufacturing operations from Japan to Taiwan. The inventory accumulation is now completed. During the balance of the year, we expect sales to that customer to be substantially curtailed, as that customer implements the move of its manufacturing operations. We look for sale of more conductive coated instrument panels and slightly improved sales in all our major markets. The international financial crisis combined with political unrest in the Middle East (resulting in higher oil prices) burdens aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes and their ability and desire to upgrade existing aircraft. During the first quarter of 2011, the Company booked $1,369,000 in new orders compared to $1,882,000 in new orders booked for the fourth quarter of 2010 and $1,307,000 in new orders booked in the first quarter of 2010. Our backlog of unshipped orders was approximately $1,956,000 at the end of first quarter, down approximately $456,000 from the end of the fourth quarter of 2010 and up approximately $402,000 from the first quarter of 2010. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 60% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JANUARY 29, 2011 COMPARED WITH
THIRTEEN WEEKS ENDED JANUARY 30, 2010
Net Sales
Net sales for the first quarter ended January 29, 2011 were $1,826,142 which is $1,054,456 and 137% more than the net sales of $771,686 for the same quarter last year. This steep increase in sales is primarily related to substantial inventory accumulation by a principal customer in anticipation of transition of manufacturing operations from Japan to Taiwan.
Cost of Sales
Cost of sales for the quarter ended January 29, 2011 increased $562,372 or 87% to $1,208,520 or 66% of sales, compared to 646,148 or 84% of sales, for the first quarter last year. The decrease in cost of sales as a percentage of sales is related to significantly improved economies of scale and benefits from cost cutting programs implemented during the prior fiscal year. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments. Gross Profit
Gross profit for the quarter ended January 29, 2011 increased $492,084 to $617,622 or 34% of sales from $125,538 or 16% of sales reported for the same quarter last year, primarily for the reasons referred to in the above paragraph.

Operating Expenses
Operating expenses increased $30,596 or 15% to $230,550 from $199,954 for the same quarter last year. This increase was primarily due to increased personnel costs for salaries and benefits. Many of the expenses in this category are relatively fixed and do not increase at the same rate at which sales increase. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

Operating Income
The Company realized operating income of $387,072 or 21% of sales, for the quarter ended January 29, 2011, compared to an operating loss of $74,416, for the same quarter last year. This increase was due to the significant increase in sales.

Other Income
Other income of $15,771 for the first quarter of fiscal year 2011 declined by $6,886 from $22,657 for the same quarter last year. Other income was down primarily because of lower institutional interest rates and lower dividend rates.

Provisions for Income Taxes
Income tax expense for the quarter ended January 29, 2011 was $165,200 and 41% of pre tax income compared to a tax benefit of $22,300 for the comparable prior period resulting from the loss sustained in that period.

Net Income
There was net income for the first quarter ended January 29, 2011 of $237,643 or $0.31 per share compared to net loss of $29,459 or $0.04 per share for first quarter ended January 30, 2010 for the reasons outlined above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of January 29, 2011 by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), he has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.
OPT-SCIENCES
CORORATIO
N

/s/ Anderson L.
McCabe___
Anderson L.
McCabe
Chief Executive
Officer &
Chief Financial
Officer
March 11, 2011


	EXHIBIT 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER PURSUANT TO
RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED
PURSUANT TO
 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:

1. I have reviewed this quarterly report of Opt-Sciences Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Opt-Sciences Corporation as of, and for, the periods presented in this report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Opt-Sciences Corporation and have:
 (a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Opt-Sciences Corporation, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
 (b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 (c)	Evaluated the effectiveness of Opt-Sciences Corporation's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 (d)	Disclosed in this report any change in Opt-Sciences Corporation's internal control over financial reporting that occurred during Opt-Sciences Corporation's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Opt-Sciences Corporation's internal control over financial reporting; and
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to Opt- Sciences Corporation's auditors and the audit committee of Opt-Sciences Corporation's board of directors (or persons performing the equivalent functions):
 (a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Opt-Sciences Corporation's ability to record, process, summarize and report financial information; and
 (b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Opt-Sciences Corporation's internal control over financial reporting.


/s/Anderson L. McCabe
Anderson L. McCabe
Chief Executive Officer
& Chief Financial Officer
March 11, 2011

EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER PURSUANT TO
18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation, certify to my knowledge, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

 (1)	The Quarterly Report on Form 10-Q of the Company for the quarterly period ended January 29, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Opt-Sciences Corporation.

/s/Anderson L. McCabe
Anderson L. McCabe
Chief Executive Officer
& Chief Financial Officer
March 11, 2011