Form 10-Q
period 2011-04-30
OPT SCIENCES CORP
filed 2011-06-08
CIK 74688

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
APRIL 30, 2011.

                                or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
________ TO ________.
                  Commission File Number: 0-1455
                    OPT-SCIENCES CORPORATION
   (Exact name of registrant as specified in its charter)
                New Jersey               21-0681502
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)
         1912 Bannard Street, Cinnaminson, New Jersey      08077
          (Address of principal executive offices)       (Zip Code)
                          (856) 829-2800
         (Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X ] NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company.
Large accelerated filer	?	Accelerated filer	?
Non-accelerated filer	?	Smaller reporting company ?
(do not check if smaller
    reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of June 12, 2011.


FORM 1 0-Q SECOND QUARTER REPORT - FISCAL YEAR 2011
OPT-SCIENCES CORPORATION AND SUBSIDIARY
TABLE OF CONTENTS
                                                                          Page
PART I FINANCIAL INFORMATION
Item 1 .Financial Statements                                               3
Consolidated Balance Sheets for April 30, 2011 (unaudited) and
  October 30, 2010                                                         3
Consolidated Statements of Income and Retained Earnings
(unaudited) for thirteen and twenty-six weeks ended April 30, 2011
and thirteen and twenty-six weeks ended May 1, 2010                        5
Consolidated Statements of Cash Flows (unaudited) for twenty-six weeks
ended April 30, 2011 and twenty-six weeks ended May 1, 2010                6
Notes to Consolidated Financial Statements                                 7
Item 2. Management's Discussion and Analysis of Financial Condition and    9
Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk        12
Item 4. Controls and Procedures                                           12
PART II OTHER INFORMATION                                                 12
Item 1. Legal Proceedings                                                 12
Item 1A. Risk Factors                                                     12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       13
Item 3. Defaults Upon Senior Securities                                   13
Item 4. (Removed and Reserved)                                            13
Item 5. Other Information                                                 13
Item 6. Exhibits                                                          13
Signatures                                                                13
Exhibit 31.1                                                              14
Exhibit 32.1                                                              15


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS


ASSETS

                                              April 30, 2011   October 30, 2010
                                                (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                            $ 1,652,492 $ 8,398,276
Trade accounts receivable                                619,120     684,313
Inventories                                              670,854     634,247
Prepaid expenses                                          25,828      25,406
Loans and exchanges                                       14,193      12,543
Accrued interest receivable                               60,161         -0-
Marketable securities                                  7,645,016     502,809
Total current assets                                  10,687,664  10,257,594

PROPERTY AND EQUIPMENT
Land                                                     114,006     114,006
Building and improvements                                606,244     606,244
Machinery and equipment                                2,134,804   2,134,804
Small tools                                               53,580      53,580
Furniture and fixtures                                    17,712      17,712
Office equipment                                          76,742      76,742
 Automobiles                                              71,211      71,211
Total property and equipment                           3,074,299   3,074,299
Less: accumulated depreciation                         2,182,745   2,110,104
          Net property and equipment                     891,554     964,195
OTHER ASSETS
Deposits                                                   2,837       2,837
Total assets                                         $11,582,055 $11,224,626





Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
   LIABILITIES AND STOCKHOLDERS' EQUITY

                                               April 30, 2011   October 30, 2010
                                                (Unaudited)
CURRENT LIABILITIES

Accounts payable - trade                            $     83,137 $     84,317
Accrued salaries and wages                               106,975      154,993
Accrued professional fees                                 43,560       81,138
Accrued income taxes                                     128,275      124,500
Deferred income taxes                                     89,930       66,205
Other current liabilities                                  8,763        4,280
Total current liabilities
                                                         460,640      515,433
STOCKHOLDERS' EQUITY
Common capital stock - par value
$0.25 per share - authorized
and issued 1,000,000 shares                              250,000      250,000
Additional paid in capital                               272,695      272,695
Retained earnings                                     10,781,960   10,401,501
Accumulated other comprehensive income:
Unrealized loss on marketable securities                   3,978     ( 27,785)
Less treasury stock at cost -
224,415 shares and 224,415 shares                       (187,218)    (187,218)
Total stockholders' equity                            11,121,415   10,709,193
Total liabilities and stockholders' equity          $ 11,582,055 $ 11,224,626







Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited)



                        Thirteen      Thirteen   Twenty-Six    Twenty-Six
                      Weeks Ended   Weeks Ended  Weeks Ended   Weeks Ended
                    April 30, 2011  May 1, 2010 April 30, 2011 May 1, 2010


NET SALES             $1,470,775     $1,171,973  $3,296,917     $1,943,659

COST OF SALES            996,674        892,627   2,205,194      1,538,775

  Gross profit
     on sales            474,101        279,346   1,091,723        404,884

OPERATING EXPENSES
  Sales & delivery         3,141          5,707      10,311         13,095
  General and
     administrative      241,920        175,857     465,300        368,423

  Total operating
     expenses            245,061        181,564     475,611        381,518

  Operating income       229,040         97,782     616,112         23,366

OTHER INCOME              12,976         15,385      28,747         38,042

  Income before taxes    242,016        113,167     644,859         61,408

FEDERAL AND STATE
  INCOME TAXES            99,200         48,700     264,400         26,400

  Net income             142,816         64,467     380,459         35,008

RETAINED EARNINGS -
   beginning of
     period           10,639,144      9,911,392  10,401,501      9,940,851

RETAINED EARNINGS -
   end of
   period            $10,781,960     $9,975,859  10,781,960     $9,975,859

EARNINGS PER SHARE OF
   COMMON STOCK             0.18           0.08        0.49           0.05

Average shares of stock
  outstanding            775,585        775,585     775,585        775,585




Opt-Sciences Corporation


CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                             Twenty-Six         Twenty-Six
                                             Weeks Ended        Weeks Ended
                                            April 30, 2011      May 1, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $  380,459              35,008

Adjustments to reconcile net income to net
cash (used) provided by operating activities:
   Depreciation                                  72,641              78,864
   Loss on sale of securities                       -0-               4,165

   Decrease (increase) in:
     Trade accounts receivable                   65,193             (45,944)
     Inventories                                (36,607)             99,427
     Prepaid expenses                              (422)               (640)
     Prepaid taxes                                  -0-              72,671
     Loans and exchanges                         (1,650)             (2,205)
     Accrued interest receivable                (60,161)		-0-

  (Decrease) increase in:
     Accounts payable                            (1,180)             19,589
     Accrued salaries and wages                 (48,018)            (43,978)
     Accrued professional fees                  (37,578)            (32,326)
     Accrued income taxes                         3,775                 -0-
     Other current liabilities                    4,483               1,103

       Net cash provided by
       operating activities                     340,935             185,734

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment              -0-             (12,216)
   Purchases of securities                   (7,086,719)             (2,833)
   Proceeds from sales of securities                -0-              25,000

      Net cash provided (used) by
       investing activities                  (7,086,719)              9,951

(Decrease) increase in cash                  (6,745,784)            195,685

Cash and cash equivalents
   at beginning of period                     8,398,276           7,606,849

Cash and cash equivalents
   at end of period                          $1,652,492          $7,802,534

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                         $  130,625          $   20,811








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first six months of the Company's fiscal year 2011. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 30, 2010 together with the independent auditors' report filed as part of the Company's 2010 Annual Report on Form 10-K. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2. INVENTORIES

Inventories consisted of the following:

                                April 30, 2011        October 30, 2010
                                 (Unaudited)
Raw materials and supplies       $    329,925          $    175,014
Work in progress                      208,838               334,370
Finished goods                        132,091               124,863
Total Inventory                  $    670,854           $   634,247

End of quarter inventories are stated at the lower of cost or market, cost being determined in accordance with the first in, first-out method. The inventory included in unaudited quarterly financial statements and in this Form 10-Q is based on estimates derived from an unaudited physical inventory count of work-in-progress and raw materials. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. The Company conducts an audited physical inventory at the end of the fiscal year in connection with its audited financial statements and preparation of its Form 10-K.

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

SFAS No. 157 (ASC 820) prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets;
quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
The Company's financial instruments consist principally of cash equivalents, marketable securities, trade accounts receivable, accounts payable and accrued liabilities. Pursuant to SFAS No. 157 (ASC 820), the fair value of our cash equivalents and marketable securities is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level
3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.
5. SUBSEQUENT EVENTS
The Company is not aware of any significant events that occurred subsequent to April 30, 2011 but prior to the filing of this report that would have a material impact on our financial position or results of operations.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate,""forecast," "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to the following principal risks and uncertainties:

- Uncertain demand for the Company's products because of the current international financial crisis;
- Risks associated with dependence on a few major customers, and the relocation of one of our principal customers from Japan to Taiwan; and
- The performance, financial strength and reliability of the Company's vendors.

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

EXECUTIVE SUMMARY
Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded second quarter sales of $1,470,775 and net income of $159,665. Sales were down 20% or $355,367 from the first quarter of Fiscal Year 2011. Compared to the second quarter of 2010, sales are up 26%. We currently expect third quarter sales to be approximately $1,300,000. As earlier reported, one of our major customers relocated its principal operations from Japan to Taiwan. In anticipation of that move, the customer is building up an inventory of parts manufactured by our Company. The inventory build up will be completed in the third quarter of Fiscal 2011. Based on a recent forecast from this customer,there will be no significant sales to the customer during the fourth quarter and weexpect sales to decline significantly during that quarter. While we anticipate sales to that customer will begin again in the first quarter of 2012, there can beno assurance that such sales revenue will return to prior levels. As we've said before, our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 70% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter. The international financial uncertainties continue to hamper aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes and their ability to upgrade existing aircraft. During the second quarter of 2011, the Company booked $1,277,000 in new orders compared to $1,369,000 in new orders booked in the first quarter of 2011 and $1,126,000 in new orders booked in the second quarter of 2010. Our backlog of unshipped orders was approximately $1,762,000 at the end of the second quarter, down approximately $193,000 from the end of the first quarter of 2011 and up approximately $252,000 from the end of the second quarter of 2010. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass.

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED APRIL 30, 2011 COMPARED WITH THIRTEEN WEEKS ENDED MAY
1, 2010

Net Sales
Net sales for the second quarter ended April 30, 2011 were $1,470,775 which is $298,802 and 26% higher than the net sales of $1,171,973 for the same quarter last year. This increase in sales is to a large extent related to the continued inventory buildup by one of our major customers.

Cost of Sales
Cost of sales for the quarter ended April 30, 2011 increased $104,047 to $996,674 or 68% of sales, compared to $892,627 or 76% of sales, for the second quarter last year. The increase in cost of sales was due primarily to the increase in sales. The reduction in the cost of sales as a percentage of sales resulted from improved efficiencies due to economies of scale.
Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality control departments.

Gross Profit
Gross profit for the quarter ended April 30, 2011 increased $194,755 to $474,101 or 32% of sales from $279,346 or 24% of sales reported for the same quarter last year, primarily for the reasons included in the above paragraph.

Operating Expenses
Operating expenses increased $34,948 to $216,512 from $181,564 for the same quarter last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporateexpenses. The primary factor in increased operating expenses is related to rehiringof office staff who had been laid off early in the prior year because of declining sales.

Operating Income
The Company realized operating income of $257,589, or 18% of sales for the quarter ended April 30, 2011, compared to operating income of $97,782 or 8% of sales, for the same quarter last year. The increase in operating income is substantially due to economies of scale and better use of our facilities and equipment at the higher production level.

Other Income
Other income of $12,976 for the second quarter of fiscal year 2011 decreased by $2,409 from $15,385 for the same quarter last year primarily due to falling interest rates on bank deposits and certificates of deposit; to improve yields, we converted substantial cash bank deposits to marketable securities near the end of the quarter.

Provisions for Income Taxes
Income tax expense for the second quarter ended April 30, 2011 was $110,900 or 41% of pre-tax income, compared to $48,700 and 43% of pre-tax income for the second quarter ended May 1, 2010.

Net Income
Net income for the second quarter ended April 30, 2011 was $159,665 or $.21 per share, compared to net income of $64,467 or $.08 per share, for the second quarter ended May 1, 2010 for the reasons discussed above.

SIX MONTHS ENDED APRIL 30, 2011 COMPARED WITH SIX MONTHS ENDED MAY 1, 2010
Net Sales.
Net sales for the six months ended April 30, 2011 were $3,296,917 which is $1,353,258 and 70% more than the net sales of $1,943,659 for the same six month period last year. This is primarily due to increased customer demand for the company's products, particularly in the first quarter of the current fiscal year, because of the continued inventory buildup by one of our major customers.
..
Cost of Sales.
Cost of sales for the six months ended April 30, 2011 was $2,205,194 or 67% of sales, compared to $1,538,775 or 79% of sales, for the same period last year. The increase in cost of sales was primarily due to the increase in sales.

Gross Profit.
Gross profit for the six months ended April 30, 2011 increased $686,839 to $1,091,723 or 33% of sales, from $404,884 or 21% of sales reported for the same period last year. The increase in total gross profit was due to higher sales experienced particularly in the first quarter and higher margins due to a better and more efficient use of our facilities and equipment.

Operating Expenses.
Operating expenses increased by $65,544 from $381,518 during the six month period ended May 1, 2010 to $447,062 during the six month period ended April 30, 2011, mainly due to a rehiring of office employees who had been laid off in the early part of Fiscal Year 2010.

Operating Income.
The Company realized operating income of $644,661 or 20% of sales, for the six month period ended April 30, 2011, compared to operating income of $23,366 or 1% of sales, for the same period last year. The increase is the result of both significantly increased sales and an improvement in economies of scale in manufacturing. During the prior fiscal year, by contrast, we experienced an operating loss in the first quarter and a weak second quarter.

Other Income.
Other income of $28,747 for the six month period ended April 30, 2011 decreased $9,295 from $38,042 for the same period for last year, because of reduced interest received on bank deposits and certificates of deposit.

Income Tax.
Income tax expense for the six month period ended April 30, 2011 was $276,100 and 41% of pre tax income, compared to $26,400 and 43% of total income for the six month period ended May 1, 2010.

Net Income/Loss.
Net income for the six month period ended April 30, 2011 increased 372,300 to $407,308 or $0.51 per share, compared to net income of $35,008 or $0.05 per share for the prior comparable period, primarily because of the increased sales associated with one of one of our major customers moving its manufacturing operations from Japan to Taiwan, as well as resulting economies of scale at the higher production levels.

Financial Condition.
The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have decreased from $8,398,276 at the end of the fiscal year on October 30, 2010 to $1,652,492 on April 30, 2011. Near the end of the second quarter, we converted $7,394,000 of our cash bank deposits to an investment account as a means of increasing yield on a significant portion of our liquid assets at a time when interest rates on government insured deposits are at or near historic lows. The investments have been made in a diversified portfolio of income producing securities which is monitored closely to reduce risk of severe market devaluation. Although these resources continue to be available for facilities expansion and capital improvements, we have deferred such uses because of uncertainties in the national and international economy and the near and mid-term demand for our products. As in the past, we will continue to review appropriate use of such funds for future growth and development.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of April 30, 2011 by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), our CEO/CFO has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure.Changes in Internal Controls. There were no changes in our internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.
OPT-SCIENCES CORORATION
/s/ Anderson L. McCabe
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
June 8, 2011


	EXHIBIT 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER PURSUANT TO
RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED
PURSUANT TO
 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:

1. I have reviewed this quarterly report of Opt-Sciences Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Opt-Sciences Corporation as of, and for, the periods presented in this report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Opt-Sciences Corporation and have:
 (a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Opt-Sciences Corporation, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
 (b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 (c)	Evaluated the effectiveness of Opt-Sciences Corporation's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 (d)	Disclosed in this report any change in Opt-Sciences Corporation's internal control over financial reporting that occurred during Opt-Sciences Corporation's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Opt-Sciences Corporation's internal control over financial reporting; and
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to Opt- Sciences Corporation's auditors and the audit committee of Opt-Sciences Corporation's board of directors (or persons performing the equivalent functions):
 (a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Opt-Sciences Corporation's ability to record, process, summarize and report financial information; and
 (b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Opt-Sciences Corporation's internal control over financial reporting.
/s/ Anderson L. McCabe
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
June 8, 2011


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

/s/ Anderson L. McCabe
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
June 8, 2011