Form 10-Q
period 2011-07-30
OPT SCIENCES CORP
filed 2011-09-14
CIK 74688

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 30, 2011.
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM            TO           .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [?] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer    [ ]    Accelerated filer           [ ]
     Non-accelerated filer      [ ]    Smaller reporting company   [X]
    (Do not check if smaller
      reporting company)

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of September 12, 2011.

FORM 10-Q THIRD QUARTER REPORT - FISCAL YEAR 2010
OPT-SCIENCES CORPORATION AND SUBSIDIARY

TABLE OF CONTENTS
                                                                        Page
PART I    FINANCIAL INFORMATION

Item 1 .Financial Statements                                              3

    Consolidated Balance Sheets at July 30, 2011 (unaudited) and
    October 30, 2010                                                      3

    Consolidated Statements of Income and Retained Earnings
    (unaudited) for thirteen and thirty-nine weeks ended July 30, 2011
    and thirteen and thirty-nine weeks ended July 31, 2010                5

    Consolidated Statements of Cash Flows (unaudited) for thirty-nine
    weeks ended July 30, 2011 and thirty-nine weeks ended July 31,2010    6

Notes to Consolidated Financial Statements                                7
Item 2. Management's Discussion and Analysis of Financial Condition and
        Result of Operations                                              9
Item 3. Quantitative and Qualitative Disclosures About Market Risk       12
Item 4. Controls and Procedures                                          12

PART II OTHER INFORMATION                                                13
Item 1. Legal Proceedings                                                13
Item 1A. Risk Factors                                                    13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      13
Item 3. Defaults Upon Senior Securities                                  13
Item 4. (Removed and Reserved)                                           13
Item 5. Other Information                                                13
Item 6. Exhibits                                                         13
Signatures                                                               13
Exhibit 31.1                                                             14
Exhibit 32.1                                                             15




Opt-Sciences Corporation

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
ASSETS

                                              July 30, 2011  October 30, 2010
                                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                    $ 1,752,846      $ 8,398,276
  Trade accounts receivable                        735,029          684,313
  Inventories                                      658,211          634,247
  Prepaid expenses                                  18,750           25,406
  Loans and exchanges                               13,443           12,543
  Accrued interest receivable                       60,434              -0-
  Marketable securities                          7,816,849          502,809
                                               -----------      -----------
  Total current assets                          11,055,562       10,257,594
                                               -----------      -----------
PROPERTY AND EQUIPMENT
  Land                                             114,006          114,006
  Building and improvements                        606,244          606,244
  Machinery and equipment                        2,134,804        2,134,804
  Small tools                                       53,580           53,580
  Furniture and fixtures                            17,712           17,712
  Office equipment                                  76,742           76,742
  Automobiles                                       71,211           71,211
                                               -----------      -----------
Total property and equipment                     3,074,299        3,074,299
Less: accumulated depreciation                   2,219,066        2,110,104
                                               -----------      -----------
Net property and equipment                         855,233          964,195
                                               -----------      -----------
OTHER ASSETS
  Deposits                                           2,837            2,837

Total assets                                   $11,913,632      $11,224,626




Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

                                             July 30, 2011  October 30, 2010
                                               (Unaudited)
CURRENT LIABILITIES
  Accounts payable - trade                     $   117,278    $      84,317
  Accrued Income taxes                             193,085          124,500
  Accrued salaries and wages                       113,524          154,993
  Accrued professional fees                         65,495           81,138
  Deferred income taxes                             86,620           66,205
  Other current liabilities                          6,530            4,280
                                               -----------      -----------
       Total current liabilities                   582,532          515,433

STOCKHOLDERS' EQUITY
  Common capital stock - par value $0.25 per share-
        authorized and issued 1,000,000 shares     250,000          250,000
  Additional paid in capital                       272,695          272,695
  Retained earnings                             10,996,407       10,401,501

Accumulated other comprehensive income:
  Unrealized holding (loss) on Marketable Securities  (784)         (27,785)

Less treasury stock at cost - 224,415 shares      (187,218)        (187,218)
                                               -----------      -----------
  Total stockholders' equity                    11,331,100       10,709,193
                                               -----------      -----------
  Total liabilities and stockholders' equity  $ 11,913,632     $ 11,224,626





Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (Unaudited)

                                Thirteen    Thirteen  Thirty-Nine Thirty-Nine
                              Weeks Ended Weeks Ended Weeks Ended Weeks Ended
                                 July 30,    July 31,     July 30,   July 31,
                                  2011        2010          2011       2010


NET SALES                     $ 1,407,444 $ 1,260,011  $ 4,704,361 $ 3,203,670
COST OF SALES                     968,787     905,565    3,173,981   2,444,340
                               ----------  ----------   ----------   ---------
Gross profit on sales             438,657     354,446    1,530,380     759,330
                               ----------  ----------   ----------   ---------
OPERATING EXPENSES
  Sales & delivery                  6,699       8,761       17,010      21,856
  General and administrative      179,906     177,334      645,206     545,757
                               ----------  ----------   ----------   ---------
Total operating expenses          186,605     186,095      662,216     567,613
                               ----------  ----------   ----------   ---------
Operating income                  252,052     168,351      868,164     191,717
OTHER INCOME                      111,394      18,170      140,141      56,212
                               ----------  ----------   ----------   ---------
Income before taxes               363,446     186,521    1,008,305     247,929

FEDERAL AND STATE INCOME TAXES    149,000      80,200      413,400     106,600

Net income                        214,446     106,321      594,905     141,329

RETAINED EARNINGS -
beginning of period            10,781,961   9,975,860   10,401,502   9,940,851
                               ----------  ----------   ----------   ---------
RETAINED EARNINGS -
end of period                 $10,996,407 $10,082,181  $10,996,407 $10,082,181
                               ----------  ----------   ----------   ---------
EARNINGS PER SHARE OF
COMMON STOCK                  $      0.28 $      0.14  $      0.77 $      0.18

Average shares of stock
outstanding                       775,585     775,585      775,585     775,585



Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                  Thirty-Nine     Thirty-Nine
                                                  Weeks Ended     Weeks Ended
                                                 July 30, 2011   July 31, 2010
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                       $   594,905        $141,329



 Adjustments to reconcile net income to net cash(used) provided by operating activities:

    Depreciation                                      108,963         118,296
    Loss on sale of securities                          1,229           4,166
    Decrease (increase) in:
        Trade accounts receivable                     (50,716)        (59,211)
        Inventories                                   (23,964)         92,679
        Prepaid expenses                                6,656           1,611
        Prepaid taxes                                     -0-         138,200
        Loans and exchanges                              (900)         (4,960)
        Accrued interest receivable                   (60,434)            -0-
   (Decrease) increase in:
      Accounts payable                                 32,961          37,966
      Accrued salaries and wages                       68,585          11,998
      Accrued professional fees                       (41,469)        (34,008)
      Accrued income taxes                            (15,643)        (16,895)
      Other current liabilities                         2,250             (20)
                                                   ----------       ----------
         Net cash provided by operating
         activities                                   622,423         431,151

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                       -0-         (30,289)
Purchases of securities                            (7,336,103)         (4,145)
Proceeds from sales of securities                      68,250          25,000
                                                   -----------      ----------
   Net cash (used) provided by investing
      activities                                   (7,267,853)         (9,434)

(Decrease) increase in cash                        (6,645,430)        421,717
Cash and cash equivalents at
      beginning of period                           8,398,276       7,606,849
Cash and cash equivalents at
      end of period                                $1,752,846      $8,028,566

 SUPPLEMENTAL DISCLOSURES:
    Income taxes paid                             $   344,325     $    35,711



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-
Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the first nine months of the Company's fiscal year 2011. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 30, 2010, together with the auditors' report filed as part of the Company's 2010 Annual Report on Form 10-K.

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

2.	INVENTORIES

Inventories consisted of the following:

                              July 30, 2011    October 30, 2010
                                Unaudited

Raw materials and supplies    $    315,513       $   175,014
Work in progress                   215,096           334,370
Finished goods                     129,602           124,863
                              ------------       -----------
Total Inventory               $    658,211      $    634,247

End of quarter inventories are stated at the lower of cost (first-in, first-out)or market. The inventory included in unaudited quarterly financial statements and in this Form 10-Q is based on estimates derived from an unaudited physical inventory count of work-in-progress and raw materials.
The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. The Company conducts a physical inventory at the end of the fiscal year in connection with its audited financial statements and preparation of its Form 10-K.

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

SFAS No. 157 (ASC 820), "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 (ASC 820) establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No 157
(ASC 820) prioritizes the inputs into three levels that may be used to measure fair value:

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS ("ASU 2011-04"), which amends ASC 820 Fair Value Measurement. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.
The amended guidance changes the wording used to describe many requirements in U.S.GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements. Although ASU 2011-04 is not expected to have a significant effect on practice, it changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and must be applied prospectively. Early application is not permitted. We do not anticipate that the adoption of ASU 2011-04 will have a material impact on our financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to the following principal risks and uncertainties:
- Uncertain demand for our products because of the current international financial uncertainties;
- Risks associated with dependence on two major customers; and
- The performance, financial strength and reliability of our vendors.

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recognized third quarter sales of $1,407,444 and net income of $214,446. Sales are down 4% from the second quarter of fiscal year 2011. Compared to the third quarter of 2010, sales are up 12%. During the third quarter of 2011, the Company booked $1,190,000 in new orders compared to $1,277,000 in new orders booked for the second quarter of 2011 and $1,976,000 for the third quarter of fiscal year 2010. Our backlog of unshipped orders was approximately $1,545,000 at the end of the third quarter, down approximately 12% from $1,762,000 at the end of the second quarter of 2011 and down 30% from the $2,201,000 backlog at the end of the third quarter of fiscal year 2010. We currently expect fourth quarter sales to be approximately $1,100,000. The recent decreases of orders and sales to a major customer are a result of significant inventory buildup by that customer earlier in the year during a manufacturing site transition. We continue to be concerned that the weakness in the financial markets and its impact on the aircraft industry specifically may adversely affect future sales to other customers. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. The Company has two customers that together represent approximately 67% of sales and approximately 74% of receivables. Any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 30, 2011 COMPARED WITH THIRTEEN WEEKS ENDED JULY 31, 2010

Net Sales
Net sales for the third quarter ended July 30, 2011 were $1,407,444 which is $147,433 and 12% more than the net sales of $1,260,011 for the same quarter last year. This increase in sales is primarily the result of an unanticipated order by one of our major customers.

Cost of Sales
Cost of sales for the quarter ended July 30, 2011 increased $63,222 or 7% to $968,787 or 69% of sales, compared to $905,565 or 72% of sales for the third quarter last year. This increase in cost of sales is primarily related to increased sales. The cost of sales as a percentage of sales has declined because of the operating efficiency realized from a greater volume of sales. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales includes salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality control departments.

Gross Profit
Gross profit for the quarter ended July 30, 2011 increased $84,211 to $438,657 or 31% of sales from $354,446 or 28% of sales reported for the same quarter last year, primarily as a result of increased efficiencies from economies of scale.

Operating Expenses
Operating expenses increased very slightly by $510 to $186,605 from $186,095 for the same quarter last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, legal, accounting, and other general corporate expenses.

Operating Income
The Company realized operating income of $252,052 or 18% of sales, for the quarter ended July 30, 2011, an increase of $83,701 over operating income of $168,351 or 13% of sales for the same quarter last year. The increase in operating income is principally the result of above described increase in sales and operating efficiencies discussed above.

Other Income (Expenses)
Other income of $111,394 for the third quarter of fiscal year 2011 increased $93,224 from $18,170 for the same quarter last year primarily due to a second quarter redeployment of most of the Company's liquid assets into a managed portfolio of income securities.

Provisions for Income Tax
Income tax expense for the third quarter ended July 30, 2011 was $149,000 or 41% of pre-tax income, compared to $80,200 or 43% of pre-tax income for the third quarter ended July 31, 2010.

Net Income
Net income for the third quarter ended July 30, 2011 was $214,446 or $0.28 per share, compared to net income of $106,321 or $.14 per share, for the third quarter ended July 31, 2010, primarily due to increased sales and a redeployment of much of the Company's cash and cash equivalents into a managed portfolio of income securities.

THIRTY-NINE WEEKS ENDED JULY 30, 2011 COMPARED WITH THIRTY-NINE WEEKS ENDED July 31, 2010

Net Sales
Net sales for the three quarters ended July 30, 2011 were $4,704,361 which is $1,500,691 and 47% more than the net sales of $3,203,670 for the same three quarter period last year. This is primarily due to the increased inventory accumulation during the first two quarters of Fiscal Year 2011 by one of the Company's principal customers in anticipation of its relocation of manufacturing operations from Japan to Taiwan.

Cost of Sales
Cost of sales for the three quarters ended July 30, 2011 was $3,173,981 or 68% of sales, compared to $2,444,320 or 76% of sales, for the same period last year. The cost of sales increased primarily because of increased sales. The reduction in cost of sales as a percentage of sales is because of increased efficiencies resulting from better utilization of plant capacity.

Gross Profit
Gross profit for the three quarters ended July 30, 2011 increased $771,050 to $1,530,380 or 33% of sales, from $759,330 or 24% of sales, reported for the same period last year. The increase in total gross profit was primarily a result of increased sales for the period.

Operating Expenses
Operating expenses increased by $94,603 and 17% from $567,613 during the three quarter period ended July 31, 2010 to $662,216 during the three quarter period ended July 30, 2011. This was primarily due to increases in employee benefits and increased office expenses.

Operating Income
The Company realized operating income of $868,164 or 19% of sales, for the three quarter period ended July 30, 2011, compared to operating income of $191,717 or 6% of sales, for the same period last year, primarily because of increased sales and efficiencies in operations.

Other Income
Other income of $140,141 for the three quarter period ended July 30, 2011 increased 83,928 from $56,212 for the same period for last year, primarily due to a second quarter redeployment of much of the Company's cash and cash equivalents into a managed portfolio of income securities.

Income Tax
Income tax expense for the three quarter period ended July 30, 2011 was $413,400 and 41% of pre-tax income, compared to $106,600 and 43% of pre-tax income for the nine month period ended July 31, 2010.

Net Income
Net income for the three quarter period ended July 30, 2011 increased $453,575 to $594,905 or $0.77 per share, compared to net income of $141,329 or $.18 per share for the prior comparable period, for the reasons outlined above.

Financial Condition
The Company utilizes its working capital to finance current operations and capital improvements and during the second quarter redeployed $7,267,853 into a managed portfolio of income securities. Cash and cash equivalents have decreased $6,645,430 from $8,398,276 at the end of the fiscal year on October 30, 2010 to $1,752,846 for the nine month period ended July 30, 2011. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties in the market place and, at the same time, increase its yield on those assets not needed for day to day operations at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of July 30, 2011 by our management, including our Chief Executive Office ("CEO") and Chief Financial Officer ("CFO"), he has concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material litigation

ITEM 1A. RISK FACTORS

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

OPT-SCIENCES CORORATION
/s/ Anderson L. McCabe
----------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
September 13, 2011


EXHIBIT 31.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Anderson L. McCabe, as CEO and CFO of Opt-Sciences Corporation, certify that:
1. I have reviewed this quarterly report of Opt-Sciences Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Opt-Sciences Corporation as of, and for, the periods presented in this report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 1 3a-1 5(e) and 1 5d-1 5(e)) and internal control over financial reporting (as defined in Exchange Act Rules 1 3a-1 5(f) and 1 5d-1 5(f)) for Opt-Sciences Corporation and have:
 (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Opt-Sciences Corporation, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
 (b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 (c)	Evaluated the effectiveness of Opt-Sciences Corporation's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 (d)	Disclosed in this report any change in Opt-Sciences Corporation's internal control over financial reporting that occurred during Opt-Sciences Corporation's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Opt-Sciences Corporation's internal control over financial reporting; and
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to Opt- Sciences Corporation's auditors and the audit committee of Opt-Sciences Corporation's board of directors (or persons performing the equivalent functions):
 (a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Opt-Sciences Corporation's ability to record, process, summarize and report financial information; and
 (b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Opt-Sciences Corporation's internal control over financial reporting.

/s/ Anderson L. McCabe
----------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
September 13, 2011



EXHIBIT 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation (the "Company"), certify to my knowledge, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:
 (1)	the Quarterly Report on Form 1 0-Q of the Company for the quarterly period ended July 30, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15
U.S.C. 78m or 78o(d)); and
 (2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Anderson L. McCabe
----------------------
Anderson L. McCabe
Chief Executive Officer &
Chief Financial Officer
September 13, 2011



















-13-