Form 10-K
period 2011-10-29
OPT SCIENCES CORP
filed 2012-01-27
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 29, 2011.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________.

COMMISSION FILE NUMBER: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(zip code)

(856) 829-2800

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.25 par value per share	None
(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of the 293,945 common shares held by non-affiliates (i.e., excluding shares held by officers, directors and each person owning 5% or more of the outstanding stock) as of the end of the last business day of the registrant's most recently completed second fiscal quarter (April 30, 2011) was $4,041,744 computed by reference to the highest bid price of the stock ($13.75 per share) as quoted by the OTC Markets Group, Inc., in the non-NASDAQ Over-The-Counter Market.

As of January 27, 2012, the registrant had outstanding 775,585 shares of its common stock, par value of $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OPT-SCIENCES CORPORATION AND SUBSIDIARY
FORM 10-K ANNUAL REPORT - FISCAL YEAR 2011

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

In some cases, you can identify forward-looking statements by words such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or the negative of these terms or other comparable words. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revision to the forward looking statements or to report unanticipated events which vary from the forward looking statements.

ITEM 1. BUSINESS.

BUSINESS OF THE COMPANY.

OVERVIEW. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O & S Research, Inc. Both companies are New Jersey corporations. As used in this Form 10-K, the terms "Company", "we" or "our" refer to the combined operations of Opt-Sciences Corporation and O & S Research, Inc.

We deposit anti-glare and/or transparent conductive optical coatings on glass used primarily to cover instrument panels in aircraft cockpits. We also provide full glass cutting, grinding and painting operations which augment our optical coating capabilities. Most of our products are designed to enable pilots to read aircraft instruments in direct sunlight or at night or in covert situations using appropriate night vision filters or to protect the instruments from electromagnetic interference. This is a niche business primarily dependent on the needs of new and used aircraft for initially installed parts, spare parts, replacements and upgrades. It requires custom manufacturing of small lots of products to satisfy specific requirements identified by our customers.

Our business is highly dependent on a robust commercial, business, and regional aircraft market and to a lesser degree the military aircraft market. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because we generally schedule shipments based on a customer's requested delivery date and not on our ability to make shipments. All orders are custom manufactured. Since we have two customers that together represent approximately 64% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for any given quarter. When one of these customers accelerates or defers a sizable order, sales for the following quarters may be adjusted as the customer reevaluates its needs. Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 55% of the Fiscal Year 2011 backlog of unshipped orders before the end of the first quarter of fiscal 2012. If we do so, we expect first quarter sales to be approximately $1,400,000. Sales for the following quarters are expected to fluctuate based on then current market conditions.

CORE PRODUCTS. The distinguishing characteristic of our business is our optical thin film coating capability. Almost all products which we offer incorporate an optical coating of some type. Our primary coatings are for aircraft cockpit display applications and consist of our anti-reflection coating used for glare reduction and our transparent conductive coating used for electromagnetic interference shielding. We apply either or both coatings to different types of glass face plates which are usually mounted on the front of liquid crystal displays (LCDs), cathode ray tubes (CRTs), light emitting diode displays (LEDs) and electromechanical displays (EMDs).

ANCILLARY PRODUCTS AND SERVICES. In addition to coated glass described above, we also offer a full range of other specialty instrument glass, including night vision filter glass, circular polarizers, touchpads, glass sandwiches for LCDs as well as other custom designed specialty glass components and assemblies.

STRATEGY FOR THE FUTURE. We continue to re-evaluate and adjust our growth strategy pertaining to sales and marketing, taking into account our production facilities and our staffing methods to maximize the value of our financial and human resources.

In Fiscal Year 2011, we reduced our work force by 11 employees to adjust to our anticipated production and staffing needs during the course of the year. For Fiscal Year 2012, we expect overall sales to be similar to Fiscal Year 2011, with fluctuations from quarter to quarter based on market conditions. We continue to see potential for growth in our conductive coating business which is used primarily, but not exclusively, on military platforms. We expect the anti-reflective coating market to remain at current levels. We believe our future success is contingent on the timely increase of our capacity to provide conductive coatings, satisfying the needs of our current customers, securing new customers, developing new products and providing adequate staff and facilities to meet our requirements.

MARKETING AND SALES.  Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services of manufacturer's representatives or sales personnel. O & S Research, Inc. and our products are listed in the Thomas Register. We also maintain sales websites at osresearch.com and optsciences.com. We engage in a low cost public relations and advertising program. Purchasing personnel of major corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the antiglare face plates covering the flat panel displays on the Boeing 777 and the 737 Next Generation models of commercial aircraft and the long range Gulfstream and Dassault Falcon business jets. We are also an approved vendor for instrument glass used on several military aircraft platforms including the C5 Galaxy and the C130. In Fiscal 2011, we derived approximately 64% of our revenues from two major customers. The loss or permanent curtailment of business with either of these companies would have a negative impact on our operating results.

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

EMPLOYEES. As of October 29, 2011, we employed 35 employees, of which 33 were full time individuals and none of whom are members of organized labor. This represents a decrease of 11 full time employees from the end of Fiscal 2010. We expect to make further adjustments to our employee levels based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401 K Plan for the benefit of all our employees; we do not have a stock option plan. The 401K Plan includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

AVAILABLE INFORMATION. We maintain a website, optsciences.com, where you may find additional information about our Company. Company filings are also available at the Securities & Exchange Commission's website, sec.gov. On our website, optsciences.com, we provide links to our SEC filings, to the SEC itself, to Yahoo for the latest stock quotations, to our transfer agent, Broadridge, and to our manufacturing subsidiary, O & S Research, Inc.

ITEM 1A. RISK FACTORS. Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS. None.

ITEM 2. PROPERTIES.

We conduct our operations at our principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. We own this 1.4 acre property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space and approximately 1,200 square feet of office space. We also own and utilize a building containing 500 square feet of warehouse and 7,500 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In addition, we lease on a year to year basis 5,000 square feet in Riverton, New Jersey for general warehouse and material storage. From time to time we evaluate other facilities that are available for sale and may in the future acquire additional facilities, taking into account prospective markets, need for space and total costs of acquisition and refitting the premises.

ITEM 3. LEGAL PROCEEDINGS.

In July of 2011, OSHA initiated an inquiry regarding alleged health hazards at our manufacturing facilities. Since then, OSHA inspectors have visited our premises on several occasions to review our use and handling of various hazardous chemicals, as well as the electrical and mechanical safety of our operations in general. Although OSHA has already identified several minor infractions which we have since corrected, OSHA has not yet concluded its audit or provided any indication of the level of fines it may impose in connection with any of its findings. We believe our facilities and operations are now currently in material compliance with all applicable safety standards, and that the cost of all corrective actions and fines should not have a material adverse effect on our financial statements.

We are subject from time to time to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our combined financial position or results of operations.

ITEM 4.(Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Shares are not listed on an established public trading market, but are quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid quotations, for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2010	Bid Price	Fiscal 2011	Bid Price
1st Quarter	$8.35 - $11.25	1st Quarter	$10.55 - $14.05
2nd Quarter	$10.11 - $11.70	2nd Quarter	$11.51 - $13.75
3rd Quarter	$10.05 - $11.61	3rd Quarter	$11.56 - $13.90
4th Quarter	$10.05 - $14.50	4th Quarter	$11.51 - $12.50

As of December 31, 2011 the closing bid for the Common Stock was $12.50. The closing ask price was $13. The Company had 611 stockholders of record of its Common Stock as of December 31, 2011. This does not include the additional beneficial owners of our common stock who held their shares in street name as of that date.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have any equity compensation plan in place and did not issue any equity securities to any person during Fiscal Year 2011.

DISTRIBUTIONS

We did not declare or pay any dividend on our Common Stock during Fiscal Year 2011. Although there is no prohibition on payment of dividends, we do not anticipate the payment of dividends on our Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered securities during the three fiscal years ended October 29, 2011.

REPURCHASES OF COMMON STOCK

The Company did not repurchase any of its common stock during the year ended October 29, 2011.

ITEM 6. SELECTED FINANCIAL DATA.

We are not required to supply this information because we are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

GENERAL

This Management's Discussion and Analysis as of October 29, 2011 should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in this report. It also contains forward looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2012.

We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts receivable.

Our cash decreased during Fiscal 2011 to $1,751,489 from $8,398,276 at the end of Fiscal 2010, primarily because of the purchase of income securities in the second quarter of Fiscal Year 2011. Other income increased from the prior year primarily due to the increase in interest income and dividends derived from this investment. Our total current assets increased $946,787 to $11,204,381 in Fiscal 2011 from $10,257,594 in Fiscal 2010.

Because of changes in the marketplace and an increasingly competitive environment, we believe it may be necessary to make future investments in new equipment and processes to compete successfully in the aerospace and commercial display markets. We are also exploring the potential of acquiring additional or replacement facilities to accommodate our manufacturing and storage needs.

RESULTS OF OPERATIONS: FISCAL YEAR 2011

NET SALES

Net sales of $5,919,897 for the Fiscal Year 2011 increased $1,019,914 or 21% from Fiscal 2010. This increase was due to a general improvement in demand for our products in FY 2011 from the steep decline of the business and commercial jet market during FY 2009 and early 2010.

COST OF SALES

Cost of sales increased $517,529 or 15% for Fiscal 2011 compared to Fiscal 2010. Cost of sales consists of costs to manufacture the products we ship and is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control and quality departments.

OPERATING EXPENSES

Operating expenses for Fiscal 2011 were $896,701, an increase of $68,118 or approximately 8% from Fiscal 2010. Operating expenses include both general and administrative expenses and sales and delivery expenses. Our general and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME

Operating income increased $434,267 or approximately 69% to $1,061,356 in Fiscal 2011 from $627,089 in 2010. The increase from Fiscal 2010 is primarily due to the increase in productivity and operating efficiency as sales rebounded from depressed levels in early Fiscal 2010.

OTHER INCOME

Other income for Fiscal Year 2011 increased to $261,430 from $75,293 for Fiscal Year 2010, primarily because of our substantial investment in income securities during the second quarter of Fiscal 2011.

NET INCOME

Net income of $862,660 or $1.11 per share for Fiscal 2011 increased approximately 87% from $460,650 or $0.59 per share for Fiscal 2010 as a result of the factors described above.

BACKLOG OF ORDERS

Our backlog of unshipped orders stood at $2,466,300 at the end of Fiscal Year 2011, up $54,300 from the end of Fiscal Year 2010 and up $921,300 from the end of the third quarter. Of the backlog of orders existing at year end, we expect to deliver 55% within the first quarter of Fiscal Year 2012.

RESULTS OF OPERATIONS: FISCAL YEAR 2010

Fiscal 2010 ended with net sales of $4,899,983 an increase of approximately $18,672 or less than 1% over Fiscal 2009. Although the total sales for both years were similar, 2010 was characterized by a steep slump in sales in the first half followed by a surge in sales in the second half, based primarily on a short term spike in sales to one of our major customers. The surge in sales to that customer was related to internal inventory needs of the customer as opposed to market conditions. Operating expenses, including selling expenses, were $828,583 for Fiscal 2010, an increase of $48,218 or 6% from Fiscal 2009. Operating income increased $138,038 or 28% to $627,089 in Fiscal 2010 from $489,051 in 2009. Other income was $75,293 compared to a loss of $17,557 for Fiscal 2009 primarily as a result of recognizing fewer capital losses in the Company's portfolio of marketable securities. Net income after taxes of $460,650 or $0.59 per share for Fiscal 2010 increased 70% from $271,780 or $0.35 per share for Fiscal 2009.

INFLATION

During the three year period that ended on October 29, 2011, inflation did not have a material effect on our operating results.

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

2. Any continuation of weakness in the global economy will have negative implications for our Company. Since our products are incorporated into very expensive new and retrofitted aircraft, the lack of a strong global economy and orderly capital markets may result in reduced demand for our products.

3. Significant quarterly fluctuations in backlog and orders challenge the Company to adjust the scale of its activities to the demand for its products; the larger the fluctuations, the more difficult it is to have efficient operations.

4. Our product offerings are concentrated. During Fiscal 2011 we derived approximately 95% of our revenues from instrument glass used for avionics and related aerospace products.

5. Our revenues come from a limited number of customers, with approximately 64% of sales arising from two customers. The loss of one or both of such customers would be a materially adverse development for the Company.

6. For a major portion of our business, we rely on raw materials manufactured in foreign countries. An interruption of such supplies would have a significant impact on sales and our ability to support our customers.

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

8. The market for our products is very competitive.

9. In order to increase income on our liquid assets, we invested a very substantial portion of our cash assets in a managed investment portfolio, which is subject to valuation decline in the event of a market downturn for all or any of the income securities in that portfolio.

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

12. We are controlled by our major stockholder, the Arthur John Kania Trust. The Arthur John Kania Trust, beneficially owns approximately 66% of our outstanding common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Because of the high percentage of beneficial ownership, the Trustee of that Trust is able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock. If you acquire common stock, you may have no effective voice in the management of the Company.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to supply information on this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated January 27, 2012, are filed as part of this report starting on page 22 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended) as of October 29, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Using that evaluation, our management concluded that, as of October 29, 2011, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies such as the Company to provide only Management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Directors serve until the next annual meeting of stockholders, or until their successors have been elected. Our officers serve at the pleasure of the Board of Directors.

Anderson L. McCabe, 56 years old, is our President, Chief Executive Officer and Chief Financial Officer. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as a Process Engineer with managerial responsibilities. In 1986 he became our president. He has been director of the Company since 1987.

Arthur J. Kania, 80 years old, is our Secretary. He is not active in our day-to-day operations. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 56 years old, has been a director of the Company since 1987. He is not active in our day-to-day operations. He is a principal of Trikan Associates (real estate ownership and management- investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and any person owning ten percent or more of the Company's common stock, to file in their personal capacities initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership arrangements are required by SEC regulation to furnish to the Company copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Company's information statement. Based solely on the Company's review of copies of such statements received by, and on representations from, the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, the Company believes that all such statements were timely filed in 2011.

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

We do not have a policy regarding the consideration of any director candidate which may be recommended by our shareholders, including the minimum qualification for director candidates, nor has our Board of Directors established a process for indentifying and evaluating director nominees.We have not adopted a policy regarding the handling of any potential recommendation of director candidate by our shareholders, including the procedures to be followed. Because our largest shareholder holds a majority of all issued stock, we do not solicit proxies for the election of directors, since that shareholder has the full power by its vote to elect all directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain summary information concerning compensation paid or accrued to its sole executive officer during the past two fiscal years.  He did not receive any awards, stock awards, option compensation, non equity incentive plan earnings or non-qualified deferred compensation.

Name and Principal Positions	Fiscal Year	Salary(1)	Bonus	All Other Compensation*	Total Compensation
Anderson L. McCabe President, CEO, CFO, Treasurer & Director	2011	$130,000	$25,000	$11,400	$166,400
	2010	$130,000	$25,000	$11,400	$166,400

*Includes an annual retainer as Director of Company of $7,500 for 2011 and $7,500 for 2010 in addition to a 401 K Contribution of $3,900 for 2011 and $3,900 for 2010.

EMPLOYMENT AGREEMENTS AND NARRATIVE REGARDING EXECUTIVE COMPENSATION

How Mr. McCabe's compensation is determined

Mr. McCabe, who has served as our CEO since 1986, is not a party to an employment agreement.The non-employee directors meet on an annual basis to review his base compensation and to consider the granting of a bonus. They take into account the scope of his duties and responsibilities in the Company, the challenges the Company faced during the preceding year and his contribution to the profitability of the Company.The base salary and bonus are in the judgment of those directors fair to the Company when taking the above factors into account. Those directors did not consult with any experts or other third parties in fixing the amount of Mr. McCabe's compensation, but based their determinations upon their overall respective business experiences.

OPTION/SAR GRANTS; DEFERRED EXECUTIVE COMPENSATION PLAN; EQUITY COMPENSATION PLAN

The Company did not grant restricted stock awards, stock options or stock appreciation rights during Fiscal Year 2011, nor does it have any of such awards, options or rights outstanding from prior years. The Company does not have any deferred executive compensation plan. The Company does not have any securities authorized for issuance under an equity compensation plan.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2011

We do not have a standard compensation arrangement for our directors, and the compensation payable to each individual for service rendered is determined by our Board of Directors based upon the amount of time expended on behalf of the Company and also, to a limited extent, the success of the Company in the prior year.The Directors do not receive any compensation other than cash compensation.They do not receive stock awards, option awards, non-equity incentive plan compensation or non-qualified deferred compensation.

The following table sets forth the compensation of our non-employee directors. Our employee director, Anderson L. McCabe, receives the same compensation as the other directors for his services as director. His director fees are included in his total compensation in the Summary Compensation Table above.

Name	Cash Retainer	Total Compensation
Arthur J. Kania	$7,500	$7,500*
Arthur J. Kania, Jr.	$7,500	$7,500

* Excludes payments for legal services to law firm of which Mr. Kania is a partner. See Certain Transactions and Relationships below.

CODE OF ETHICS

The Company's Code of Ethics is posted at its website at optsciences.com. It applies to all employees, including the CEO, CFO, principal accounting officer and persons performing similar functions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The following table sets forth common stock ownership information as of the record date with respect to (i) each person known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock; and (ii) each of our directors and executive officers.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Arthur John Kania Trust 3/30/67 Rose Sayen, Trustee 560 E. Lancaster Avenue, Suite 108 St. Davids, PA	510,853	66%

Security Ownership of Directors and Officers

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Anderson L. McCabe P.O. Box 221 1912 Bannard Street Riverton, NJ 08077	1064(1)	*

Arthur J. Kania 560 E. Lancaster Avenue, Suite 108 St. Davids, PA 19087-5049	23,723(1)	3%

Arthur J. Kania, Sr. 560 E. Lancaster Avenue, Suite 108 St. Davids, PA 19087-5049	0(1)	*

Directors and Officers as a Group	24,787(1)	3%

* Less than 1% of outstanding stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Arthur J. Kania is the father of Arthur J. Kania, Jr. and the father-in-law of Anderson L. McCabe. Those individuals constitute the Board of Directors. Anderson L. McCabe is the sole executive officer. Rose Sayen, an employee of Arthur J. Kania, is the Trustee of the Arthur J. Kania Trust, which is the principal shareholder of the Company.

During Fiscal year 2011, we incurred legal fees of $57,500 to the firm of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the senior partner. Mr. Kania does not share or participate in fees generated from the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Type	2010	2011
Audit Fees: (1)	$35,535	$37,678
Audit Related Fees:(2)	-0-	-0-
Tax Fees: (3)	-0-	-0-
Other Fees: (4)	-0-	-0-
Total Fees	$35,535	$37,678

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

(4) ALL OTHER FEES
This category includes the aggregate fees billed in each of the last two fiscal years for products and services by the independent auditors that are not reported under "Audit Fees", "Audit Related Fees" or "Tax Fees".

RE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's Board of Directors acting as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act included as an exhibit to this Form 10K.

32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act included as an exhibit to this Form 10K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPT-SCIENCES CORPORATION

By: /s/ Anderson L. McCabe

Anderson L. McCabe

President

Date: January 27, 2012

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anderson L. McCabe	President, CEO, CFO & Director	January 27, 2012
Anderson L. McCabe

/s/ Arthur J. Kania	Secretary & Director	January 27, 2012
Arthur J. Kania

/s/ Arthur J. Kania, Jr.	Director	January 27, 2012
Arthur J. Kania, Jr.

/s/ Lorraine Domask	Chief Accountant	January 27, 2012
Lorraine Domask

SECTION 31.1 CERTIFICATION

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(b) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

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

Date: January 27, 2012

By: /s/ Anderson L. McCabe

Anderson L. McCabe

President, Chief Executive Officer and

Chief Financial Officer

SECTION 32.1 CERTIFICATION

I, Anderson L. McCabe, Chief Executive Officer and Chief Financial Officer of OPT-SCIENCES CORPORATION (the "Company"), certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10K of the Company for the fiscal year ended October 29, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

Date: January 27, 2012

By: /s/ Anderson L. McCabe

Anderson L. McCabe

President, Chief Executive Officer and

Chief Financial Officer

OPT-SCIENCES CORPORATION
FINANCIAL STATEMENTS

Years Ended October 29, 2011 and October 30, 2010

Report of Independent Registered Public Accounting Firm

To: Stockholders and Board of Directors
      Opt-Sciences Corporation

We have audited the accompanying consolidated balance sheets of Opt-Sciences Corporation and Subsidiary as of October 29, 2011 and October 30, 2010 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the two year period ended October 29, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opt-Sciences Corporation and Subsidiary as of October 29, 2011 and October 30, 2010 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 29, 2011 in conformity with U.S. generally accepted accounting principles.

Goff Backa Alfera & Company, LLC
Pittsburgh, Pennsylvania
January 27, 2012

Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

ASSETS

	October 29, 2011	October 30, 2010
CURRENT ASSETS

Cash and cash equivalents	$ 1,751,489	$ 8,398,276
Trade accounts receivables	907,576	684,313
Inventories	756,721	634,247
Prepaid expenses	24,015	25,406
Deferred taxes	42,761	-0-
Loans and exchanges	13,888	12,543
Accrued interest receivable	87,482	-0-
Marketable securities	7,620,449	502,809

Total current assets	11,204,381	10,257,594

PROPERTY AND EQUIPMENT
Land	114,006	114,006
Building and improvements	532,978	606,244
Furniture and equipment	2,137,276	2,282,838
Automobiles	43,268	71,211

Total property and equipment	2,827,528	3,074,299
Less accumulated depreciation	2,010,575	2,110,104

Net property and equipment	816,953	964,195

OTHER ASSETS
Deposits	2,837	2,837
Total assets	$ 12,024,171	$ 11,224,626

Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	October 29, 2011	October 30, 2010

CURRENT LIABILITIES

Accounts payable - trade	$ 99,284	$ 84,317
Accrued Income taxes	172,010	124,500
Accrued salaries and wages	177,230	154,993
Accrued professional fees	85,925	81,138
Deferred income taxes	-0-	66,205
Other current liabilities	3,194	4,280

Total current liabilities	537,643	515,433

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	11,264,161	10,401,501
Accumulated other comprehensive income:
Unrealized holding (loss) on Marketable Securities	(113,110)	(27,785)

Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)

Total stockholders' equity	11,486,528	10,709,193

Total liabilities and stockholders' equity	$ 12,024,171	$ 11,224,626

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
The accompanying notes are an integral part of these financial statements

	Fiscal Year Ended October 29, 2011 (52 weeks)	Fiscal Year Ended October 30, 2010 (52 weeks)

NET SALES	$ 5,919,897	$ 4,899,983

COST OF SALES	3,961,840	3,444,311

Gross Profit on Sales	1,958,057	1,455,672

OPERATING EXPENSES

Sales and Delivery	23,470	26,159
General and Administrative	873,231	802,424
Total Operating Expenses	896,701	828,583
Operating Income	1,061,356	627,089

OTHER INCOME	261,430	75,293

Income before taxes	1,322,786	702,382

FEDERAL AND STATE INCOME TAXES	460,126	241,732

Net Income	$ 862,660	$ 460,650

EARNINGS PER SHARE OF
COMMON STOCK	$ 1.11	$ 0.59

Average shares of stock Outstanding	775,585	775,585

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
The accompanying notes are an integral part of these financial statements

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Cost	Total
BALANCE OCTOBER 31, 2009	$ 250,000	$ 272,695	$ 9,940,851	$ (60,690)	$ (187,218)	$ 10,215,638

Net income for fiscal year
ended October 30, 2010			460,650			460,650

Unrealized holding gains on
securities arising during period
net of tax of $24,823				32,905		32,905

TOTAL COMPREHENSIVE INCOME						493,555
BALANCE OCTOBER 30, 2010	250,000	272,695	10,401,501	(27,785)	(187,218)	10,709,193

Net income for fiscal year
ended October 29,2011			862,660			862,660

Unrealized holding (losses) on
securities arising during period
net of tax of $64,366				(85,325)		(85,325)

TOTAL COMPREHENSIVE INCOME						777,335
BALANCE OCTOBER 29, 2011	$ 250,000	$ 272,695	$ 11,264,161	$ (113,110)	$ (187,218)	$ 11,486,528

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements

	Fiscal Year Ended October 29, 2011 (52 weeks)	Fiscal Year Ended October 30, 2010 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 862,660	$ 460,650

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	145,019	159,403
Loss on sale of securities	1,229	4,166
Loss on asset retirements	2,224	-0-
Deferred income taxes	(44,599)	7,730

Decrease (increase) in:
Accounts receivable	(223,263)	(90,146)
Inventories	(122,474)	(75,638)
Prepaid expenses	1,391	(11,924)
Prepaid income taxes	-0-	138,200
Loans and exchanges	(1,345)	(2,485)
Accrued interest receivable	(87,482)	-0-

(Decrease) increase in:
Accounts payable	14,967	42,556
Accrued income taxes	47,510	124,500
Accrued salaries and wages	22,237	42,357
Accrued professional fees	4,787	11,443
Other current liabilities	(1,086)	1,970
Net cash provided by operating activities	621,775	812,782

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	-0-	(41,577)
Purchases of securities	(7,336,812)	(4,778)
Proceeds from sale of securities	68,250	25,000
Net cash (used) by investing activities	(7,268,562)	(21,355)

(Decrease) increase in cash	(6,646,787)	791,427

Cash and cash equivalents at beginning of period	8,398,276	7,606,849

Cash and cash equivalents at end of period	$ 1,751,489	$ 8,398,267

SUPPLEMENTAL DISCLOSURES:

Interest paid	$ -0-	$ -0-

Income taxes paid	$ 406,401	$ 50,611

Opt-Sciences Corporation
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

The Company's investment securities are classified as "available-for-sale". Accordingly, unrealized gains and losses and the related deferred income tax effects, when material, are excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income. Realized gains or losses are computed based on specific identification of the securities sold.

Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FASB ASC Topic 820 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. There are three broad levels defined by FASB ASC Topic 820 hierarchy. The Company only has assets and liabilities falling under level I, which quoted prices are available in active markets for identical assets or liabilities as of the reported date. See Note 3 below.

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $29,889 and $29,374 for the years ended October 29, 2011 and October 30, 2010, respectively.

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

Consideration of Subsequent Events

The Company has evaluated subsequent events through January 27, 2012, the date that the financial statements were available to be issued.

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -   Inventories

Inventories consisted of the following:
	October 29,2011	October 30, 2010
Raw materials and supplies	$ 336,176	$ 175,014
Work in progress	309,769	334,370
Finished goods	110,776	124,863
Total	$ 756,721	$ 634,247

NOTE 3 -   Marketable Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 29, 2011
Common stock	$ 28,578	$ 2,343	$ -0-	$ 30,921
Preferred stock	1,009,367	-0-	(29,427)	979,940
Corporate notes	3,121,547	-0-	(12,185)	3,109,362
Corporate bonds	518,785	-0-	(8,147)	510,638
High yield bonds	1,566,450	-0-	(87,508)	1,478,942
Foreign debt securities	1,285,778	-0-	(2,240)	1,283,538
Mutual funds	288,381	-0-	(61,273)	227,108
Total	$ 7,818,886	$ 2,343	$ (200,780)	$ 7,620,449

October 30, 2010
Common stock	$ 28,578	$ 1,284	$ -0-	$ 29,862
Preferred stock	237,567	5,834	-0-	243,401
Mutual funds	285,409	-0-	(55,863)	229,546
Total	$ 551,554	$ 7,118	$ (55,863)	$ 502,809

The following is a summary of maturities of debt securities available for sale as of October 29, 2011:

	Cost	Fair Market Value
One Year and Under	$ 103,850	$ 99,000
One to Five Years	3,663,570	3,586,008
Five to Ten Years	2,725,140	2,697,472
Over Ten Years	None	None
Total	$ 6,492,560	$ 6,382,480

Sales of securities available for sale during the years ended October 29, 2011 and October 30, 2010 were as follows:

	2011	2012
Proceeds from sales	$ 68,250	$ 25,000
Gross realized gains	$ -0-	$ -0-
Gross realized losses	$ 1,229	$ 4,166

NOTE 4 -   Income Taxes 2011

The income tax expense of the Company consists of the following:
	2011	2010
Current tax expense:
Federal	$ 400,081	$ 172,191
State	104,644	61,811
Total	504,725	234,002

Deferred tax expense:
Federal	(43,387)	(1,638)
State	(1,212)	9,368
Total	(44,599)	7,730
Total Income tax effect:	$ 460,126	$ 241,732

At October 29, 2011, the Company had a deferred tax asset of $179,075 and a deferred tax liability of $136,314, resulting in a net deferred tax asset of $42,761.

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

At October 29, 2011, the Company had capital loss carry forwards of $213,767 expiring in 2012 through 2017. All of these losses are deemed to be usable before expiration.

All tax returns from fiscal years 2008 to 2011 are subject to potential IRS audit.

NOTE 5 -   Major Customers

Two customers accounted for $3,783,856 of net sales during the year ended October 29, 2011. The amount due from these customers, included in trade accounts receivable, was $573,080 on October 29, 2011.

Two customers accounted for $3,359,604 of net sales during the year ended October 30, 2010. The amount due from these customers, included in trade accounts receivable, was $525,457 on October 30, 2010.

NOTE 6-   Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was approximately $750,000 on October 29, 2011.

NOTE 7 -  Related Party Transactions

During fiscal years 2011 and 2010, the Company incurred legal fees of $57,500 and $52,500, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner. Of the legal fees, $57,500 and $52,500 were included in accounts payable at October 29, 2011 and October 30, 2010, respectively.