Form 10-Q
period 2012-01-28
OPT SCIENCES CORP
filed 2012-03-13
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 28, 2012.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of March 13, 2012.

Opt-Sciences Corporation
FORM 10-Q FIRST QUARTER REPORT - FISCAL YEAR 2012

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of January 28, 2012 (unaudited) and October 29, 2011.	3

	Consolidated Statements of Income and Retained Earnings(unaudited) for thirteen weeks ended January 28, 2012 and thirteen weeks ended January 29, 2011.	5

	Consolidated Statements of Cash Flows(unaudited) for thirteen weeks ended January 28, 2012 and thirteen weeks ended January 29, 2011.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

PART II	OTHER INFORMATION	12

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	(Removed and Reserved).	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

	Signatures.	13
	Section 31.1 Certification.	14
	Section 32.1 Certification.	15

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	January 28, 2012 Unaudited)	October 29, 2011
CURRENT ASSETS

Cash and cash equivalents	$ 1,565,062	$ 1,751,489
Trade accounts receivables	1,203,175	907,576
Inventories	726,072	756,721
Prepaid expenses	10,906	24,015
Deferred taxes	9,302	42,761
Loans and exchanges	12,953	13,888
Accrued interest receivable	80,878	87,482
Marketable securities	7,668,112	7,620,449

Total current assets	11,276,460	11,204,381

PROPERTY AND EQUIPMENT
Land	114,006	114,006
Building and improvements	532,978	532,978
Furniture and equipment	2,137,276	2,137,276
Automobiles	43,268	43,268

Total property and equipment	2,827,528	2,827,528
Less accumulated depreciation	2,045,891	2,010,575

Net property and equipment	781,637	816,953

OTHER ASSETS
Deposits	2,837	2,837
Total assets	$ 12,060,934	$ 12,024,171

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	January 28, 2012 (Unaudited)	October 29, 2011
CURRENT LIABILITIES

Accounts payable - trade	$ 106,755	$ 99,284
Accrued Income taxes	140,800	172,010
Accrued salaries and wages	90,668	177,230
Accrued professional fees	49,310	85,925
Other current liabilities	7,019	3,194

Total current liabilities	394,552	537,643

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	11,405,544	11,264,161
Accumulated other comprehensive income:
Unrealized (loss) on Marketable Securities	(74,639)	(113,110)
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	11,666,382	11,486,528
Total liabilities and stockholders' equity	$ 12,060,934	$ 12,024,171

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (Unaudited)

	Thirteen Weeks Ended January 28,2012	Thirteen Weeks Ended January 29,2011

NET SALES	$ 1,386,614	$ 1,826,142
COST OF SALES	1,020,881	1,208,520
Gross profit on sales	365,733	617,622

OPERATING EXPENSES
Sales & delivery	6,040	7,170
General and administrative	224,805	223,380
Total operating expenses	230,845	230,550
Operating income	134,888	387,072

OTHER INCOME	104,795	15,771
Income before taxes	239,683	402,843

FEDERAL AND STATE INCOME TAXES	98,300	165,200
Net income	141,383	237,643

RETAINED EARNINGS
Beginning of period	11,264,161	10,401,501
End of period	$ 11,405,544	$ 10,639,144

Earnings per Share of Common Stock	$ 0.18	$ 0.31

Average shares of stock outstanding	775,585	775,585

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Thirteen Weeks Ended January 28, 2012	Thirteen Weeks Ended January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 141,383	$ 237,643
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	35,316	36,320
Decrease (increase) in:
Trade accounts receivable	(295,599)	(71,131)
Inventories	30,649	73,283
Prepaid expenses	13,109	9,090
Loans and exchanges	935	(4,070)
Accrued interest receivable	6,604	-0-
(Decrease) increase in:
Accounts payable	7,471	21,991
Accrued income taxes	(31,210)	35,200
Accrued salaries and wages	(86,562)	(68,428)
Accrued professional fees	(36,615)	(33,913)
Other current liabilities	3,825	(395)
Net cash provided (used) by operating activities	(210,694)	235,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	25,000	-0-
Purchases of securities	(733)	(906)
Net cash provided (used) by investing activities	24,267	(906)

(Decrease) increase in cash	(186,427)	234,684

Cash and cash equivalents at beginning of period	1,751,489	8,398,276

Cash and cash equivalents at end of period	$ 1,565,062	$ 8,632,960

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ 130,000	$ 130,000

Opt-Sciences Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O & S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first three months of the Company's fiscal year 2012. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 29, 2011 together with the auditors' report filed as part of the Company's 2011 Annual Report on Form 10-K.

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

2. INVENTORIES

Inventories consisted of the following:

	January 28, 2012 (Unaudited)	October 29, 2011
Raw materials and supplies	$ 341,517	$ 336,176
Work in progress	278,258	309,769
Finished goods	106,297	110,776
Total Inventory	$ 726,072	$ 756,721

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

3.  REVENUE RECOGNITION

The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed and determinable; and (4) collectabality is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company's shipping terms are customarily FOB shipping point.

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

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS ("ASU 2011-04"), which amends ASC 820 Fair Value Measurement. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements. Although ASU 2011-04 is not expected to have a significant effect on practice, it changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and must be applied prospectively. Early application is not permitted. We do not anticipate that the adoption of ASU 2011-04 will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 "Comprehensive Income" ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. The amendments in this Update should be applied retrospectively and are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. This statement will be effective for us for our 2013 fiscal year. We do not anticipate that the adoption of ASE 2011-05 will have a material impact on our financial position or results of operations.

6.  SUBSEQUENT EVENTS

The Company is not aware of any event that occurred subsequent to the balance sheet date but prior to the filing of this report that could have a material impact on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting the Company that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe", "expect", "anticipate", "intend", "outlook", "estimate", "forecast", "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance. Our forward-looking statements are subject to the following principal risks and uncertainties:

   - Uncertain demand for the Company's products because of the current international financial concerns;
   - Risks associated with dependence on a few major customers;and
   - The performance, financial strength and reliability of the Company's vendors.

We provide greater detail regarding other factors in our 2011 Form 10-K.

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded first quarter sales of $1,386,614 and net income of $141,383. Sales are up 14% or $171,078 from the fourth quarter of Fiscal Year 2011. Compared to the first quarter of 2011, sales are down 24% or $439,528. We currently expect second quarter sales to be approximately $1,900,000. Sales seem to have rebounded from recent lows. We look for an increase in sales of conductive coated instrument panels and improved sales in all our major markets. Nevertheless, international financial concerns combined with political unrest in the Middle East (resulting in higher oil prices) may affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes and their ability and desire to upgrade existing aircraft. During the first quarter of 2012, the Company booked $1,703,000 in new orders compared to $2,137,000 in new orders booked for the fourth quarter of 2011 and $1,369,000 in new orders booked in the first quarter of 2011. Our backlog of unshipped orders was approximately $2,782,000 at the end of first quarter, up $316,000 from the end of the fourth quarter of 2011 and up $826,000 from the first quarter of 2011.

Even though we have experienced a significant increase in backlog recently, a substantial portion of that backlog is scheduled for delivery in later periods of this Fiscal Year. Based on their needs which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 60% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JANUARY 28, 2012 COMPARED WITH THIRTEEN WEEKS ENDED JANUARY 29, 2011

Net Sales
Net sales for the first quarter ended January 28, 2012 were $1,386,614 which is $439,528 and 24% less than the net sales of $1,826,142 for the same quarter last year. As earlier reported, sales during the comparable period of Fiscal Year 2011 were unusually high because of a substantial inventory accumulation at that time by a principal customer in anticipation of transition of its manufacturing operations from Japan to Taiwan. The recent quarter did not benefit from sales of that type.

Cost of Sales
Cost of sales for the quarter ended January 28, 2012 decreased $187,639 or 16% to $1,020,881 or 74% of sales, compared to 562,372 or 66% of sales, for the first quarter last year. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments. The reduction in costs of sales is directly related to reduced sales of our products.

Gross Profit
Gross profit for the quarter ended January 28, 2012 decreased $251,889 to $365,733 or 26% of sales from $617,622 or 34% of sales reported for the same quarter last year, primarily because of the decrease of sales and reduced operating efficiencies at lower levels of production.

Operating Expenses
Operating expenses increased $295 to $230,845 from $230,550 for the same quarter last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

Operating Income
The Company realized operating income of $134,888 or 10% of sales, for the quarter ended January 28, 2012, compared to an operating income of $387,072 or 21% of sales, for the same quarter last year. This decrease was due to the decrease in sales and reduced operating efficiencies at lower levels of production.

Other Income
Other income of $104,795 for the first quarter of fiscal year 2012 increased by $89,024 from $15,771 for the same quarter last year. Other income increased primarily because of higher yields resulting from increases in our new investment portfolio of income securities, which we purchased in the second quarter of Fiscal Year 2011.

Provisions for Income Taxes
Income tax expense for the quarter ended January 28, 2012 was $98,300 and 41% of pre tax income compared to $165,200 and 41% of pre tax income for the comparable prior period.

Net Income
There was net income for the first quarter ended January 28, 2012 of $ 141,383 or $0.18 per share compared to $237,643 or $0.31 per share for first quarter ended January 29, 2011 for the reasons outlined above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of January 28, 2012 by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), he has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

OSHA Matter. OSHA has concluded its audit of the Company facilities. We await the receipt of the audit report and the determinations contained therein.

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

ITEM 6. EXHIBITS

(a) EXHIBITS

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer March 13, 2012

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
Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer March 13, 2012

EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation, certify to my knowledge, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Quarterly Report on Form 10-Q of the Company for the quarterly period ended January 28, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Opt-Sciences Corporation.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer March 13, 2012