Form 10-Q
period 2012-04-28
OPT SCIENCES CORP
filed 2012-06-12
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 28, 2012.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of June 12, 2012.

Opt-Sciences Corporation
FORM 10-Q SECOND QUARTER REPORT - FISCAL YEAR 2012

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of April 28, 2012 (unaudited) and October 29, 2011.	3

	Consolidated Statements of Income and Retained Earnings(unaudited) for thirteen and twenty-six weeks ended April 28, 2012 and thirteen and twenty-six weeks ended April 30, 2011.	5

	Consolidated Statements of Cash Flows(unaudited) for twenty-six weeks ended April 28, 2012 and twenty-six weeks ended April 30, 2011.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

PART II	OTHER INFORMATION	12

Item 1.	LegalProceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	(Removed and Reserved).	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

	Signatures.	13
	Section 31.1 Certification.	14
	Section 32.1 Certification.	15

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	April 28, 2012 (Unaudited)	October 29, 2011
CURRENT ASSETS

Cash and cash equivalents	$ 1,594,611	$ 1,751,489
Trade accounts receivables	1,112,833	907,576
Inventories	809,940	756,721
Prepaid expenses	10,811	24,015
Deferred income taxes	-0-	42,761
Prepaid income taxes	60,018	-0-
Loans and exchanges	10,988	13,888
Accrued interest receivable	79,620	87,482
Marketable securities	7,885,965	7,620,449

Total current assets	11,564,786	11,204,381

PROPERTY AND EQUIPMENT
Land	114,006	114,006
Building and improvements	532,978	532,978
Furniture and equipment	2,145,896	2,137,276
Automobiles	43,268	43,268

Total property and equipment	2,836,148	2,827,528
Less accumulated depreciation	2,081,562	2,010,575

Net property and equipment	754,586	816,953

OTHER ASSETS
Deposits	2,837	2,837
Total assets	$ 12,322,209	$ 12,024,171

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	April 28, 2012 (Unaudited)	October 29, 2011
CURRENT LIABILITIES

Accounts payable - trade	$ 163,168	$ 99,284
Accrued Income taxes	-0-	172,010
Accrued salaries and wages	128,479	177,230
Accrued professional fees	45,925	85,925
Deferred income taxes	59,779	-0-
Other current liabilities	9,592	3,194

Total current liabilities	406,943	537,643

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	11,555,019	11,264,161
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities	24,770	(113,110)
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	11,915,266	11,486,528
Total liabilities and stockholders'equity	$ 12,322,209	$ 12,024,171

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (Unaudited)

	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30,2011	Twenty-Six Weeks Ended April 28, 2012	Twenty-Six Weeks Ended April 30, 2011

NET SALES	$ 1,629,022	$ 1,470,775	$ 3,015,636	$ 3,296,917

COST OF SALES	1,218,354	996,674	2,239,235	2,205,194

Gross profit on sales	410,668	474,101	776,401	1,091,723

OPERATING EXPENSES

Sales & delivery	3,967	3,141	10,007	10,311
General and administrative	218,564	241,920	443,370	465,300

Total operating expenses	222,531	245,061	453,377	475,611

Operating income	188,137	229,040	323,024	616,112

OTHER INCOME	65,238	12,976	170,033	28,747

Income before taxes	253,375	242,016	493,057	644,859

FEDERAL AND STATE INCOME TAXES	103,900	99,200	202,200	264,400

Net income	149,475	142,816	290,857	380,459

RETAINED EARNINGS -
beginning of period	11,405,544	10,639,144	11,264,162	10,401,501

RETAINED EARNINGS -
end of period	$ 11,555,019	$ 10,781,960	$ 11,555,019	$ 10,781,960

EARNINGS PER SHARE OF
COMMON STOCK	$ 0.19	$ 0.18	$ 0.38	$ 0.49

Average shares of stock outstanding	775,585	775,585	775,585	775,585

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Twenty-Six Weeks Ended April 28, 2012	Twenty-Six Weeks Ended April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 290,857	$ 380,459
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	70,988	72,641
Loss on sale of securities	$ 34,900	$ -0-
Decrease (increase) in:
Trade accounts receivable	(205,257)	65,193
Inventories	(53,219)	(36,607)
Prepaid expenses	13,204	(422)
Prepaid income taxes	(60,018)	-0-
Loans and exchanges	2,900	(1,650)
Accrued interest receivable	7,862	(60,161)
(Decrease) increase in:
Accounts payable	63,884	(1,180)
Accrued income taxes	(172,010)	3,775
Accrued salaries and wages	(48,751)	(48,018)
Accrued professional fees	(40,000)	(37,578)
Other current liabilities	6,398	4,483
Net cash provided (used) by operating activities	(88,262)	340,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,620)	-0-
Purchases of securities	(315,408)	(7,086,719)
Proceeds from sales of securities	255,412	-0-
Net cash (used) by investing activities	(68,616)	(7,086,719)

(Decrease) in cash	(156,878)	(6,745,784)

Cash and cash equivalents at beginning of period	1,751,489	8,398,276

Cash and cash equivalents at end of period	$ 1,594,611	$ 1,652,492

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ 434,228	$ 130,625

Opt-Sciences Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first twenty-six weeks of the Company's fiscal year 2012. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 29, 2011 together with the auditors' report filed as part of the Company's 2011 Annual Report on Form 10-K.

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

2. INVENTORIES

Inventories consisted of the following:

	April 28, 2012 (Unaudited)	October 29, 2011
Raw materials and supplies	$ 389,907	$ 336,176
Work in progress	301,458	309,769
Finished goods	118,575	110,776
Total Inventory	$ 809,940	$ 756,721

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded second quarter sales of $1,629,022 and net income of $149,475. Sales are up 18% or $242,408 from the first quarter of Fiscal Year 2012. Compared to the second quarter of 2011, sales are up 11% or $158,247. We currently expect third quarter sales to be approximately $1,700,000. Sales seem to have improved from recent lows. We look for an increase in sales of conductive coated instrument panels and improved sales in all our major markets. Nevertheless, international financial concerns combined with political unrest in the Middle East (resulting in higher oil prices) may affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes and their ability and desire to upgrade existing aircraft. During the second quarter of 2012, the Company booked $1,949,000 in new orders compared to $1,703,000 in new orders booked for the first quarter of 2012 and $1,369,000 in new orders booked in the second quarter of 2011. Our backlog of unshipped orders was approximately $3,103,000 at the end of second quarter, up $321,000 from the end of the first quarter of 2012 and up $1,341,000 from the second quarter of 2011.

Even though we have experienced a significant increase in backlog recently, a substantial portion of that backlog is scheduled for delivery in later periods of this Fiscal Year. Based on our customer's needs, which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 60% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter. In addition, a recent announcement by one of our competitors, Metavac, that it is shutting its facility as of the end of September, 2012 has stimulated inquiries and requests for proposals from certain of Metavac's customers. Although the industry has more than enough excess capacity to absorb Metavac's business, we anticipate that this closing may lead to increases in our sales of glass with conductive coatings.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 28, 2012 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 30, 2011

NET SALES
Net sales for the second quarter ended April 28, 2012 were $1,629,022 which is $158,247 and 11% more than the net sales of $1,470,775 for the same quarter last year. This is due to a general increase in demand for the Company's glass.

COST OF SALES
Cost of sales for the quarter ended April 28, 2012 increased $221,680 or 22% to $1,218,354 or 75% of sales, compared to 996,674 or 68% of sales, for the second quarter last year. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments. The increase in costs of sales is directly related to increased sales of our products and the hiring of additional employees in anticipation of a higher level of sales than actually occurred.

GROSS PROFIT
Gross profit for the quarter ended April 28, 2012 decreased $63,433 to $410,668 or 25% of sales from $474,101 or 32% of sales reported for the same quarter last year, primarily because of the decreased operating efficiencies because of expenses incurred in anticipation of higher levels of production.

OPERATING EXPENSES
Operating expenses decreased $22,530 to $222,531 from $245,061 for the same quarter last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $188,137 or 12% of sales, for the quarter ended April 28, 2012, compared to an operating income of $229,040 or 16% of sales, for the same quarter last year. This decrease was due to increases in the cost of sales as a percentage of sales, as discussed above.

OTHER INCOME
Other income of $65,238 for the second quarter of fiscal year 2012 increased by $52,262 from $12,976 for the same quarter last year. Other income increased primarily because of higher yields resulting from increases in our new investment portfolio of income securities, which we purchased in the second quarter of Fiscal Year 2011.

PROVISONS FOR INCOME TAX
Income tax expense for the quarter ended April 28, 2012 was $103,900 and 41% of pre tax income compared to $99,200 and 41% of pre tax income for the comparable prior period.

NET INCOME
Net income for the second quarter ended April 28, 2012 increased to $149,475 or $0.19 per share compared to $142,816 or $0.18 per share for second quarter ended April 30, 2011 for the reasons outlined above.

TWENTY-SIX WEEKS ENDED APRIL 28, 2012 COMPARED WITH TWENTY-SIX WEEKS ENDED APRIL 30, 2011

NET SALES
Net sales for the twenty-six weeks ended April 28, 2012 were $3,015,636 which is $281,281 and 9% less than the net sales of $3,296,917 for the same twenty-six week period last year. This is primarily due to the spike in sales during the first quarter of Fiscal Year 2011 related to a non-recurring build up of inventory by one of our major customers in anticipation of a move of its manufacturing operations from Japan to Taiwan.

COST OF SALES
Cost of sales for the twenty-six weeks ended April 28, 2012 was $2,239,235 or 74% of sales, compared to $2,205,194 or 67% of sales, for the same period last year. The increase in cost of sales despite a decrease in sales was primarily due to the high operating efficiencies experienced in the first quarter of Fiscal Year 2011.

GROSS PROFIT
Gross profit for the twenty-six weeks ended April 28, 2012 decreased $315,322 to $776,401 or 26% of sales, from $1,091,723 or 33% of sales reported for the same period last year. The decrease in total gross profit was due to higher sales and higher margins and a better and more efficient use of our facilities and equipment experienced during the first quarter of Fiscal Year 2011.

OPERATING EXPENSES
Operating expenses decreased by $22,234 from $475,611 during the twenty-six week period ended April 30, 2011 to $453,377 during the twenty-six week period ended April 28, 2012.

OPERATING INCOME
The Company realized operating income of $323,024 or 11% of sales, for the twenty-six week period ended April 28, 2012, compared to operating income of $616,112 or 19% of sales, for the same period last year. The reduction in operating income is primarily the result of not being able to replicate the extraordinary and non recurring sales experienced in the first quarter of Fiscal Year 2011, as described above.

OTHER INCOME
Other income of $170,033 for the twenty-six week period ended April 28, 2012 increased $141,286 from $28,747 for the same period for last year, because of higher yields resulting from our new investment portfolio of income securities, which we initially purchased in the second quarter of Fiscal Year 2011.

INCOME TAX
Income tax expense for the twenty-six week period ended April 28, 2012 was $202,200 and 41% of pre tax income, compared to $264,400 and 41% of total income for the twenty-six week period ended April 30, 2011.

NET INCOME
Net income for the twenty-six week period ended April 28, 2012 decreased 89,602 to $290,857 or $0.38 per share, compared to net income of $380,459 or $0.49 per share for the prior comparable period, primarily because of the decreased sales and operating efficiencies experienced in the first quarter of Fiscal Year 2012 by comparison to the first quarter of the prior year.

FINANCIAL CONDITION
The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have decreased $156,878 from $1,751,489 at the end of the fiscal year on October 29, 2011 to $1,594,611 on April 28, 2012 primarily due to purchase of additional securities. Near the end of the second quarter of Fiscal Year 2011, we converted $7,394,000 of our cash bank deposits to an investment account as a means of increasing yield on a significant portion of our liquid assets at a time when interest rates on government insured deposits are at or near historic lows. The investments have been made in a diversified portfolio of income producing securities which is monitored closely to reduce risk of severe market devaluation. These resources continue to be available for facilities expansion and capital improvements, and we will continue to review appropriate use of such funds for future growth and development.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of April 28, 2012 by our management, including our Chief Executive Office ("CEO") and Chief Financial Officer ("CFO"), he has concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

OSHA Matter. The proceeding which we described in the Form 10Q for the First Quarter of Fiscal Year 2012 has been settled amicably, with no adverse material impact on the financial position of the Company.

In the ordinary course of business, the Company is from time to time involved in legal proceedings. The Company currently believes that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

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

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer June 12, 2012

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
Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer June 12, 2012

EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Anderson L. McCabe as CEO and CFO of Opt-Sciences Corporation, certify to my knowledge, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Quarterly Report on Form 10-Q of the Company for the quarterly period ended April 28, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Opt-Sciences Corporation.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer June 12, 2012