Form 10-Q
period 2012-07-28
OPT SCIENCES CORP
filed 2012-09-11
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 28, 2012.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

(856) 829-2800

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of September 11, 2012.

Opt-Sciences Corporation
FORM 10-Q THIRD QUARTER REPORT - FISCAL YEAR 2012

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of July 28, 2012 (unaudited) and October 29, 2011.	3

	Consolidated Statements of Income and Retained Earnings (unaudited) for thirteen and thirty-nine weeks ended July 28, 2012 and thirteen and thirty-nine weeks ended July 30, 2011.	5

	Consolidated Statements of Cash Flows (unaudited) for thirty-nine weeks ended July 28, 2012 and thirty-nine weeks ended July 30, 2011.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

PART II	OTHER INFORMATION	13

Item 1.	LegalProceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

	Signatures.	13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	July 28, 2012 (Unaudited)	October 29, 2011
CURRENT ASSETS

Cash and cash equivalents	$ 1,792,822	$ 1,751,489
Trade accounts receivables	1,416,441	907,576
Inventories	864,811	756,721
Prepaid expenses	8,793	24,015
Deferred income taxes	-0-	42,761
Loans and exchanges	9,843	13,888
Accrued interest receivable	79,286	87,482
Marketable securities	7,871,669	7,620,449

Total current assets	12,043,665	11,204,381

PROPERTY AND EQUIPMENT
Land	114,006	114,006
Building and improvements	532,978	532,978
Furniture and equipment	2,150,473	2,137,276
Automobiles	43,268	43,268

Total property and equipment	2,840,725	2,827,528
Less accumulated depreciation	2,117,396	2,010,575

Net property and equipment	723,329	816,953

OTHER ASSETS
Deposits	2,837	2,837
Total assets	$ 12,769,831	$ 12,024,171

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	July 28, 2012 (Unaudited)	October 29, 2011
CURRENT LIABILITIES

Accounts payable - trade	$ 133,225	$ 99,284
Accrued Income taxes	20,982	172,010
Accrued salaries and wages	158,282	177,230
Accrued professional fees	67,867	85,925
Deferred income taxes	104,509	-0-
Other current liabilities	4,358	3,194

Total current liabilities	489,223	537,643

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	11,855,994	11,264,161
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities	89,137	(113,110)
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	12,280,608	11,486,528
Total liabilities and stockholders' equity	$ 12,769,831	$ 12,024,171

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (Unaudited)

	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30,2011	Thirty-Nine Weeks Ended July 28, 2012	Thirty-Nine Weeks Ended July 30, 2011

NET SALES	$ 1,779,154	$ 1,407,444	$ 4,794,790	$ 4,704,361

COST OF SALES	1,111,992	968,787	3,351,227	3,173,981

Gross profit on sales	667,162	438,657	1,443,563	1,530,380

OPERATING EXPENSES

Sales & delivery	3,809	6,699	13,816	17,010
General and administrative	244,994	179,906	688,364	645,206

Total operating expenses	248,803	186,605	702,180	662,216

Operating income	418,359	252,052	741,383	868,164

OTHER INCOME	91,616	111,394	261,649	140,141

Income before taxes	509,975	363,446	1,003,032	1,008,305

FEDERAL AND STATE INCOME TAXES	209,000	149,000	411,200	413,400

Net income	300,975	214,446	591,832	594,905

RETAINED EARNINGS -
beginning of period	11,555,019	10,781,961	11,264,162	10,401,502

RETAINED EARNINGS -
end of period	$ 11,855,994	$ 10,996,407	$ 11,855,994	$ 10,996,407

EARNINGS PER SHARE OF
COMMON STOCK	$ 0.39	$ 0.28	$ 0.76	$ 0.77

Average shares of stock outstanding	775,585	775,585	775,585	775,585

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Thirty-Nine Weeks Ended July 28, 2012	Thirty-Nine Weeks Ended July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 591,832	$ 594,905
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	106,822	108,963
Loss on sale of securities	51,250	1,229
Decrease (increase) in:
Accounts receivable	(508,865)	(50,716)
Inventories	(108,090)	(23,964)
Prepaid expenses	15,222	6,656
Loans and exchanges	4,045	(900)
Accrued interest receivable	8,196	(60,434)
(Decrease) increase in:
Accounts payable	33,941	32,961
Accrued income taxes	(151,028)	68,585
Accrued salaries and wages	(18,948)	(41,469)
Accrued professional fees	(18,058)	(15,643)
Other current liabilities	1,164	2,250
Net cash provided by operating activities	7,483	622,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,197)	-0-
Purchases of securities	(583,366)	(7,336,103)
Proceeds from sales of securities	630,413	68,250
Net cash provided (used) by investing activities	33,850	(7,267,853)

Increase (decrease) in cash	41,333	(6,645,430)

Cash and cash equivalents at beginning of period	1,751,489	8,398,276

Cash and cash equivalents at end of period	$ 1,792,822	$ 1,752,846

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ 562,528	$ 344,325

Opt-Sciences Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O&S Research, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the thirty-nine weeks of the Company's fiscal year 2012. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 29, 2011 together with the auditors' report filed as part of the Company's 2011 Annual Report on Form 10-K.

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

2. INVENTORIES

Inventories consisted of the following:

	July 28, 2012 (Unaudited)	October 29, 2011
Raw materials and supplies	$ 317,483	$ 336,176
Work in progress	420,720	309,769
Finished goods	126,608	110,776
Total Inventory	$ 864,811	$ 756,721

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

3.  REVENUE RECOGNITION

The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company customarily ships its products FOB shipping point.

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O & S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. Market projections for commercial aircraft are improving and this trend should be positive for the Company. We recognized third quarter sales of $1,779,154 and net income of $300,975. Sales are up 9% or $242,408 from the second quarter of Fiscal Year 2012. Compared to the third quarter of Fiscal Year 2011, sales are up 26%. During the third quarter of 2012, the Company booked $1,197,000 in new orders compared to $1,949,000 in new orders booked for the second quarter of 2012 and $1,190,000 in new orders booked during the third quarter of 2011. Our backlog of unshipped orders was approximately $2,538,000 at the end of third quarter, down approximately 18% from $3,103,000 at the end of the second quarter of 2012 and up 64% from the $1,545,000 backlog at the end of the third quarter of 2011. We currently expect fourth quarter sales to be approximately $1,600,000.

Based on their needs, which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represent over 68% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for the quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED July 28, 2012 COMPARED WITH THIRTEEN WEEKS ENDED JULY 30, 2011

NET SALES
Net sales for the third quarter ended July 28, 2012 were $1,779,154 which is $371,705 and 26% more than the net sales of $1,407,449 for the same quarter last year. This increase in sales is primarily the result of a general increase in demand for the Company's instrument glass for use in commercial jet aircraft. The third quarter last fiscal year reflected a steep drop in sales following a significant inventory build up by one of our major customers in the prior two quarters of that year.

COST OF SALES
Cost of sales for the quarter ended July 28, 2012 increased $143,205 or 15% to $1,111,992 or 63% of sales, compared to $968,767 or 69% of sales for the third quarter last year. This increase in cost of sales is primarily related to increased sales. The cost of sales as a percentage of sales has declined because of the operating efficiency realized from a greater volume of sales. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales includes salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality control departments.

GROSS PROFIT
Gross profit for the quarter ended July 28, 2012 increased $228,505 to $667,162 or 38% of sales from $438,657 or 31% of sales reported for the same quarter last year, primarily as a result of increased efficiencies from economies of scale.

OPERATING EXPENSES
Operating expenses increased by $62,198 to $248,803 from $186,605 for the same quarter last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $418,359 or 24% of sales, for the quarter ended July 28, 2012, an increase of $166,307 over operating income of $252,052 or 18% of sales for the same quarter last year. The increase in operating income is principally the result of above described increase in sales and operating efficiencies discussed above.

OTHER INCOME
Other income of $91,616 for the third quarter of fiscal year 2012 decreased $19,778 from $111,394 for the same quarter last year and reflects a recognized loss of $51,250 on the sale of securities.

PROVISONS FOR INCOME TAX
Income tax expense for the third quarter ended July 28, 2012 was $209,800 or 41% of pre-tax income, compared to $149,000 or 41% of pre-tax income for the third quarter ended July 30, 2011.

NET INCOME
Net income for the third quarter ended July 28, 2012 was $300,975 or $0.39 per share, compared to net income of $214,446 or $0.28 per share, for the third quarter ended July 30, 2011 for the reasons outlined above.

THIRTY-NINE WEEKS ENDED July 28, 2012 COMPARED WITH THIRTY-NINE WEEKS ENDED JULY 30, 2011

NET SALES
Net sales for the period ended July 28, 2012 were $4,794,790 which is $90,429 and 2% more than the net sales of $4,701,361 for the comparable period last year.

COST OF SALES
Cost of sales for the period ended July 28, 2012 was $3,351,227 or 70% of sales, compared to $3,173,981 or 68% of sales, for the same period last year.

GROSS PROFIT
Gross profit for the period ended July 28, 2012 decreased $86,817 to $1,443,563 or 30% of sales, from $1,530,380 or 32% of sales, reported for the comparable period last year.

OPERATING EXPENSES
Operating expenses increased by $39,964 and 6% from $662,216 during the period ended July 30, 2011 to $702,180 during the same period last year.

OPERATING INCOME
The Company realized operating income of $741,383 or 15% of sales, for the period ended July 28, 2012, compared to operating income of $868,164 or 18% of sales, for the same period last year.

OTHER INCOME
Other income of $261,649 for the period ended July 28, 2012 increased $121,508 from $140,141 for the same period for last year, primarily due to a redeployment of a large portion of the Company's cash and cash equivalents into a managed portfolio of income securities, which occurred in the second quarter of Fiscal Year 2011.

INCOME TAX
Income tax expense for the period ended July 28, 2012 was $411,200 and 41% of pre-tax income, compared to $413,400 and 41% of pre-tax income for the comparable period ended July 30, 2011.

NET INCOME
Net income for the three quarter period ended July 28, 2012 decreased $3,073 to $591,832 or $0.76 per share, compared to net income of $594,905 or $0.77 per share for the prior comparable period.

FINANCIAL CONDITION
The Company utilizes its working capital to finance current operations and capital improvements. Cash and cash equivalents have increased $41,333 from $1,751,489 at the end of the fiscal year on October 29, 2011 to $1,792,822 for the thirty-nine week period ended July 28, 2012. The Company also has a significant portfolio of marketable securities, most of which is invested in a portfolio of income producing securities. All such resources are available for facilities expansion and capital equipment expenditures. We continue to review appropriate use of such financial resources for future growth and development. The Company maintains a strong liquidity in its current position in order to improve its ability to deal with the risks and uncertainties in the market place and, at the same time, increase its yield on those assets not needed for day to day operations at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of July 28, 2012 by our management, including our Chief Executive Office ("CEO") and Chief Financial Officer ("CFO"), he has concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is from time to time a party to legal proceedings. The Company currently believes that the ultimate outcome of these matters will not have a material adverse impact on the results of operations, liquidity or financial position of the Company.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6. EXHIBITS

EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer September 11, 2012