Form 10-K
period 2012-10-27
OPT SCIENCES CORP
filed 2013-01-25
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 27, 2012.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

COMMISSION FILE NUMBER: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(zip code)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of the 293,945 common shares held by non-affiliates (i.e., excluding shares held by officers, directors and each person owning 5% or more of the outstanding stock) as of the end of the last business day of the registrant's most recently completed second fiscal quarter (April 28, 2012) was $3,747,798 computed by reference to the highest bid price of the stock ($12.75 per share) as quoted by the OTC Markets Group, Inc., in the non-NASDAQ Over-The-Counter Market.

As of January 25, 2013, the registrant had outstanding 775,585 shares of its common stock, par value of $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OPT-SCIENCES CORPORATION
FORM 10-K ANNUAL REPORT - FISCAL YEAR 2012

TABLE OF CONTENTS

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

ITEM 1. BUSINESS.

BUSINESS OF THE COMPANY.

OVERVIEW. Opt-Sciences Corporation, formed in 1956, conducts its business through its wholly owned subsidiary, O and S Research, Inc. Both companies are New Jersey corporations. As used in this Form 10-K, the terms "Company", "we" or "our" refer to the combined operations of Opt-Sciences Corporation and O and S Research, Inc.

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

Our business is highly dependent on a robust commercial, business, and regional aircraft market and to a lesser degree the military aircraft market. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because we generally schedule shipments based on a customer's requested delivery date and not on our ability to make shipments. All orders are custom manufactured. Since we have two customers that together represent approximately 64% of sales, any significant change in the requirements of either of those customers has a direct impact on our revenue for any given quarter. When one of these customers accelerates or defers a sizable order, sales for the following quarters may be adjusted as the customer reevaluates its needs. Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 50% of the Fiscal Year 2012 backlog of unshipped orders before the end of the first quarter of fiscal 2013. If we do so, we expect first quarter sales to be approximately $ 1,300,000. Sales for the following quarters are expected to fluctuate based on then current market conditions.

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

In Fiscal Year 2012, we increased our work force by 7 employees to adjust to our anticipated production and staffing needs during the course of the year. For Fiscal Year 2013, we expect overall sales to be similar to Fiscal Year 2012, with fluctuations from quarter to quarter based on market conditions. We continue to see potential for growth in our conductive coating business which is used primarily, but not exclusively, on military platforms. We expect the anti-reflective coating market to remain at current levels. We believe our future success is contingent on the timely increase of our capacity to provide conductive coatings, satisfying the needs of our current customers, securing new customers, developing new products and providing adequate staff and facilities to meet our requirements. In order to accommodate our potential need for additional manufacturing space and provide capacity for future growth, we have entered into an agreement to purchase an adjacent industrial building containing approximately 10,000 square feet of manufacturing area and approximately 3,700 square feet of office area;

MARKETING AND SALES. Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services of manufacturer's representatives or sales personnel. O and S Research, Inc. and our products are listed in the Thomas Register. We also maintain sales websites at osresearch.com and optsciences.com. We engage in a low cost public relations and advertising program. Purchasing personnel of major corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the antiglare face plates covering the flat panel displays on the Boeing 777 and the 737 Next Generation models of commercial aircraft and the long range Gulfstream and Dassault Falcon business jets. We are also an approved vendor for instrument glass used on several military aircraft platforms including the C5 Galaxy and the C130. In Fiscal 2012, we derived approximately 64% of our revenues from two major customers. The loss or permanent curtailment of business with either of these companies would have a negative impact on our operating results.

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

COMPETITION. Competition is based on product quality, price, reputation and ability to meet delivery deadlines. The market for our products is very competitive. The type and amount of instrument glass consumed is subject to changes in display technology and in ongoing reduction in the number of displays used on both new aircraft and retrofitted aircraft. Our competitors include JDSU, Mod A Can, Dontech, Schott Glass and Hoya Optics. Our competitors generally have significantly more financial, technical and human resources than we do. Because of this, our competitors have the capacity to respond more quickly to emerging technologies and customer preferences and may devote greater resources to development, promotion and sale of their products than we can. This competition could result, and in the past has resulted, in price reductions, reduced margins and lower market share.

EMPLOYEES. As of October 27, 2012, we employed 41 employees, of which 38 were full time individuals and none of whom are members of organized labor. This represents an increase of 7 employees from the end of Fiscal 2011. We expect to make further adjustments to our employee levels based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401(k) Plan for the benefit of all our employees; we do not have a stock option plan. The Company's 401(k) Plan currently includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

AVAILABLE INFORMATION. We maintain a website, optsciences.com, where you may find additional information about our Company. Company filings are also available at the Securities & Exchange Commission's website, sec.gov. On our website, optsciences.com, we provide links to our SEC filings, to the SEC itself, to Yahoo for the latest stock quotations, to our transfer agent, Broadridge, and to our manufacturing subsidiary, O and S Research, Inc.

ITEM 1A. RISK FACTORS. Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS. None.

ITEM 2. PROPERTIES.

We conduct our operations at our principal office and manufacturing facility located in the East Riverton Section of Cinnaminson, New Jersey. We own this 1.4 acre property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space and approximately 1,200 square feet of office space. We also own and utilize a building containing 500 square feet of warehouse and 7,500 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In addition, we lease on a year to year basis 5,000 square feet in Riverton, New Jersey for general warehouse and material storage. In order to accommodate the potential need for additional manufacturing capacity in order to grow the Company's business, we have signed an agreement to purchase an adjacent manufacturing facility containing approximately 10,000 square feet of manufacturing area and 3,700 square feet of office area. The purchase price is $367,500 and closing is anticipated during Fiscal Year 2013. We expect this building to satisfy our current need for additional space.

ITEM 3. LEGAL PROCEEDINGS.

We are subject from time to time to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our combined financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Fiscal 2012	Bid Price	Fiscal 2011	Bid Price
1st Quarter	$11.55 - $12.50	1st Quarter	$10.55 - $14.05
2nd Quarter	$11.80 - $13.75	2nd Quarter	$11.51 - $13.75
3rd Quarter	$12.21 - $12.75	3rd Quarter	$11.56 - $13.90
4th Quarter	$12.27 - $14.90	4th Quarter	$11.51 - $12.50

As of December 31, 2012 the closing bid for the Common Stock was $13.49. The closing ask price was $13.65. The Company had 576 stockholders of record of its Common Stock as of December 31, 2012. This does not include the additional beneficial owners of our common stock who held their shares in street name as of that date.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have any equity compensation plan in place and did not issue any equity securities to any person during Fiscal Year 2012.

DISTRIBUTIONS

We declared a special dividend on our Common Stock during the first quarter of Fiscal Year 2013 equal to $0.65 per share. Payment of any future dividends will be at the discretion of our Board of Directors after taking into account various relevant factors, including but not limited to results of operations, financial condition and capital expenditure plans.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered securities during the three fiscal years ended October 27, 2012.

REPURCHASES OF COMMON STOCK

The Company did not repurchase any of its common stock during the year ended October 27, 2012.

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

GENERAL

This Management's Discussion and Analysis as of October 27, 2012 should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in this report. It also contains forward looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2013.

We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts receivable.

Our cash increased during Fiscal Year 2012 to $2,834,374 from $1,751,489 at the end of Fiscal Year 2011, primarily because of earnings. Other income increased from the prior year primarily due to recognition of gains on sale of securities and higher levels of dividends and interest from the Company's portfolio of income securities. Our total current assets increased $1,243,482 to $12,447,863 in Fiscal 2012 from $11,204,381 in Fiscal 2011.

Because of the planned acquisition of an adjacent industrial building, it is likely the Company will make commitments to refurbish that building and purchase additional manufacturing equipment to use in the acquired building. It may be necessary to make future investments in new equipment and processes to compete successfully in the aerospace and commercial display markets.

RESULTS OF OPERATIONS: FISCAL YEAR 2012

NET SALES

Net sales of $6,686,782 for the Fiscal Year 2012 increased $766,885 or 13% from $5,919,897 in Fiscal 2011. This increase was due to a general improvement in demand for our products in Fiscal 2012.

COST OF SALES

Cost of sales increased $701,134 or 18% to $4,662,974 for Fiscal 2012 compared to $3,961,840 Fiscal 2011. Cost of sales consists of costs to manufacture the products we sell and is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control and quality departments.

OPERATING EXPENSES

Operating expenses for Fiscal 2012 were $1,031,197, an increase of $134,496 or approximately 15% from $896,701 in Fiscal 2011. Operating expenses include both general and administrative expenses and sales and delivery expenses. Our general and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME

Operating income decreased $68,745 or approximately 6% to $992,611 in Fiscal 2012 from $1,061,356 in Fiscal 2011. The decrease from Fiscal 2011 is in large part due to resolution of OSHA claim discussed in last year's Annual Report and higher salary expenses and professional fee expenses.

OTHER INCOME

Other income for Fiscal Year 2012 increased $231,570 to $493,000 from $261,430 for Fiscal Year 2011, primarily because of our recognition of gains on income securities sold primarily during the fourth quarter of Fiscal Year 2012 and receipt of a higher level of interest and dividend income from a full year of operation of our income securities portfolio.

NET INCOME

Net income of $938,640 or $1.21 per share for Fiscal 2012 increased approximately 9% from $862,660 or $1.11 per share for Fiscal 2011 as a result of the factors described above.

BACKLOG OF ORDERS

Our backlog of unshipped orders stood at $1,830,700 at the end of Fiscal Year 2012, down $635,600 from the end of Fiscal Year 2011 and up $285,700 from the end of the third quarter. Of the backlog of orders existing at year end, we expect to deliver 50% within the first quarter of Fiscal Year 2013.

RESULTS OF OPERATIONS: FISCAL YEAR 2011

Fiscal 2011 ended with net sales of $5,919,897 an increase of $1,019,914 or 21% over Fiscal 2010. This was due to a general improvement in demand for our products, especially after the steep decline in sales during Fiscal Year 2009 and early Fiscal Year 2010. Operating expenses, including selling expenses, were $896,701 for Fiscal 2011, an increase of $68,118 or 8% from Fiscal 2010. Operating income increased $434,267 or 69% to $1,061,356 In Fiscal 2011 from $627,089 in 2010. Other income was $261,430 compared to $75,293 for Fiscal 2010 primarily as a result of increased dividends and interest from the Company's portfolio of income securities. Net income after taxes of $862,660 or $1.11 per share for Fiscal 2011 increased 87% from $460,650 for Fiscal 2010.

INFLATION

During the three year period that ended on October 27, 2012, inflation did not have a material effect on our operating results.

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

2. Any continuation of weakness in the global economy may have negative implications for our Company. Since our products are incorporated into very expensive new and retrofitted aircraft, the lack of a strong global economy and orderly capital markets may result in reduced demand for our products.

3. Our planned acquisition of an additional facility, together with new manufacturing equipment, may not be supported by increases in profitable orders for our products. Significant quarterly fluctuations in backlog and orders challenge the Company to adjust the scale of its activities to the demand for its products; the larger the fluctuations, the more difficult it is to have efficient operations.

4. Our product offerings are concentrated. During Fiscal 2012 we derived approximately 95% of our revenues from instrument glass used for avionics and related aerospace products.

5. Our revenues come from a limited number of customers, with approximately 64% of sales during fiscal 2012 arising from two customers. The loss of one or both of such customers would be a materially adverse development for the Company.

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

12. We are controlled by our major stockholder, the Arthur John Kania Trust. The Arthur John Kania Trust beneficially owns approximately 66% of our outstanding common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Because of the high percentage of beneficial ownership, the Trustee of that Trust is able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock. If you acquire common stock, you may have no effective voice in the management of the Company.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to supply information on this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated January 23, 2013, are filed as part of this report starting on page 20 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended) as of October 27, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Using that evaluation, our management concluded that, as of October 27, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Directors serve until the next annual meeting of stockholders, or until their successors have been elected. Our officers serve at the pleasure of the Board of Directors.

Anderson L. McCabe, 57 years old, is our President, Chief Executive Officer and Chief Financial Officer. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as a Process Engineer with managerial responsibilities. In 1986 he became our president. He has been a director of the Company since 1987.

Arthur J. Kania, 81 years old, is our Secretary. He is not active in our day-to-day operations. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 57 years old, has been a director of the Company since 1987. He is not active in our day-to-day operations. He is a principal of Trikan Associates (real estate ownership and management- investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).

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

Board Meetings; Nominating and Compensation Committees

Given the small size of the Company and its limited staff and operations, its directors frequently make determinations informally by telephone calls or by written consent. The Board met before and after the Annual Shareholders Meeting, and at one additional time during the Fiscal Year. Each Meeting was attended by all directors. We pay each of our Directors a fixed annual stipend for acting as Director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. A total of $12,500 has been paid to each director for services as director during the last fiscal year.

We are not a "listed company" under SEC rules and are therefore not required to have a compensation committee or a nominating committee. We do not currently have a compensation committee. Our Board of Directors is currently comprised of only three members, one of whom acts as Chief Executive Officer and Chief Financial Officer.

We do not have a policy regarding the consideration of any director candidate which may be recommended by our shareholders, including the minimum qualification for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Because our largest shareholder holds a majority of all issued stock, we do not solicit proxies for the election of directors, since that shareholder has the full power by its vote to elect all directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and any person owning ten percent or more of the Company's common stock, to file in their personal capacities initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership arrangements are required by SEC regulation to furnish to the Company copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Company's information statement. Based solely on the Company's review of copies of such statements received by, and on representations from, the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed in 2012.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain summary information concerning compensation paid or accrued to its sole executive officer during the past two fiscal years. He did not receive any awards, stock awards, option compensation, non equity incentive plan earnings or non-qualified deferred compensation.

Name and Principal Positions	Fiscal Year	Salary(1)	Bonus	All Other Compensation*	Total Compensation
Anderson L. McCabe President, CEO, CFO, Treasurer & Director	2012	$130,000	$50,000	$16,400	$196,400
	2011	$130,000	$25,000	$11,400	$166,400

*Includes an annual retainer as Director of Company of $12,500 for 2012 and $7,500 for 2011 in addition to a 401(k) Contribution of $3,900 for each of 2012 and 2011.

EMPLOYMENT AGREEMENTS AND NARRATIVE REGARDING EXECUTIVE COMPENSATION

How Mr. McCabe's compensation is determined

Mr. McCabe, who has served as our CEO since 1986, is not a party to an employment agreement. The non-employee directors meet on an annual basis to review his base compensation and to consider the granting of a bonus. They take into account the scope of his duties and responsibilities in the Company, the challenges the Company faced during the preceding year and his contribution to the profitability of the Company. The base salary and bonus are in the judgment of those directors fair to the Company when taking the above factors into account. Those directors did not consult with any experts or other third parties in fixing the amount of Mr. McCabe's compensation, but based their determinations upon their overall respective business experiences.

OPTION/SAR GRANTS; DEFERRED EXECUTIVE COMPENSATION PLAN; EQUITY COMPENSATION PLAN

The Company did not grant restricted stock awards, stock options or stock appreciation rights during Fiscal Year 2012, nor does it have any of such awards, options or rights outstanding from prior years. The Company does not have any deferred executive compensation plan. The Company does not have any securities authorized for issuance under an equity compensation plan.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2012

We do not have a standard compensation arrangement for our directors, and the compensation payable to each individual for service rendered is determined by our Board of Directors based upon the amount of time expended on behalf of the Company and also, to a limited extent, the success of the Company in the prior year. The Directors do not receive any compensation other than cash compensation. They do not receive stock awards, option awards, non-equity incentive plan compensation or non-qualified deferred compensation.

The following table sets forth the compensation of our non-employee directors. Our employee director, Anderson L. McCabe, receives the same compensation as the other directors for his services as director. His director fees are included in his total compensation in the Summary Compensation Table above.

Name	Cash Retainer	Total Compensation
Arthur J. Kania	$12,500	$12,500*
Arthur J. Kania, Jr.	$12,500	$12,500

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Arthur John Kania Trust 3/30/67 Rose Sayen, Trustee 560 E. Lancaster Avenue, Suite 108 St. Davids, PA	510,853	66%

Security Ownership of Directors and Officers

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Anderson L. McCabe P.O. Box 221 1912 Bannard Street Riverton, NJ 08077	1,064(1)	*

Arthur J. Kania 560 E. Lancaster Avenue, Suite 108 St. Davids, PA 19087-5049	23,723(1)	3%

Arthur J. Kania, Jr. 560 E. Lancaster Avenue, Suite 108 St. Davids, PA 19087-5049	0(1)	*

Directors and Officers as a Group	24,787(1)	3%

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

During Fiscal year 2012, we incurred legal fees of $ 90,000 to the firm of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the senior partner. Mr. Kania does not share or participate in fees generated from the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Type	2011	2012
Audit Fees: (1)	$ 37,678	$ 42,458
Audit Related Fees:(2)	-0-	-0-
Tax Fees: (3)	-0-	-0-
Other Fees: (4)	-0-	-0-
Total Fees	$ 37,678	$ 42,458

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

101. Financial statements from the Annual Report of Form 10-K of Opt-Sciences Corporation for the year ending October 27, 2012 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPT-SCIENCES CORPORATION

By: /s/ Anderson L. McCabe

Anderson L. McCabe

President

Date: January 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anderson L. McCabe	President, CEO, CFO & Director	January 25, 2013
Anderson L. McCabe

/s/ Arthur J. Kania	Secretary & Director	January 25, 2013
Arthur J. Kania

/s/ Arthur J. Kania, Jr.	Director	January 25, 2013
Arthur J. Kania, Jr.

/s/ Lorraine Domask	Chief Accountant	January 25, 2013
Lorraine Domask

OPT-SCIENCES CORPORATION
FINANCIAL STATEMENTS

Years Ended October 27, 2012 and October 29, 2011

Report of Independent Registered Public Accounting Firm

To: Stockholders and Board of Directors
      Opt-Sciences Corporation

We have audited the accompanying consolidated balance sheets of Opt-Sciences Corporation and Subsidiary as of October 27, 2012 and October 29, 2011 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the two year period ended October 27, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opt-Sciences Corporation and Subsidiary as of October 27, 2012 and October 29, 2011 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 27, 2012 in conformity with U.S. generally accepted accounting principles.

Goff, Backa, Alfera & Company, LLC
Pittsburgh, Pennsylvania
January 23, 2013

Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

ASSETS

	October 27, 2012	October 29, 2011
CURRENT ASSETS

Cash and cash equivalents	$ 2,834,374	$ 1,751,489
Trade accounts receivables	1,347,983	907,576
Inventories	652,533	756,721
Prepaid expenses	17,905	24,015
Deferred taxes	-0-	42,761
Loans and exchanges	8,942	13,888
Accrued interest receivable	65,115	87,482
Marketable securities	7,521,011	7,620,449

Total current assets	12,447,863	11,204,381

PROPERTY AND EQUIPMENT
Land	114,006	114,006
Building and improvements	578,553	532,978
Furniture and equipment	2,152,018	2,137,276
Automobiles	43,268	43,268

Total property and equipment	2,887,845	2,827,528
Less accumulated depreciation	2,153,786	2,010,575

Net property and equipment	734,059	816,953

OTHER ASSETS
Deposits	29,621	2,837
Total assets	$ 13,211,543	$ 12,024,171

Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	October 27, 2012	October 29, 2011

CURRENT LIABILITIES

Accounts payable - trade	$ 77,424	$ 99,284
Accrued Income taxes	33,350	172,010
Accrued salaries and wages	213,800	177,230
Accrued professional fees	98,879	85,925
Deferred income taxes	107,151	-0-
Other current liabilities	38,888	3,194

Total current liabilities	569,492	537,643

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	12,202,801	11,264,161
Accumulated other comprehensive income:
Unrealized holding gain (loss) on marketable securities	103,773	(113,110)

Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)

Total stockholders' equity	12,642,051	11,486,528

Total liabilities and stockholders' equity	$ 13,211,543	$ 12,024,171

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
The accompanying notes are an integral part of these financial statements

	Fiscal Year Ended October 27, 2012 (52 weeks)	Fiscal Year Ended October 29, 2011 (52 weeks)

NET SALES	$ 6,686,782	$ 5,919,897

COST OF SALES	4,662,974	3,961,840

Gross profit on sales	2,023,808	1,958,057

OPERATING EXPENSES

Sales and delivery	25,829	23,470
General and administrative	1,005,368	873,231
Total operating expenses	1,031,197	896,701
Operating income	992,611	1,061,356

OTHER INCOME	493,000	261,430

Income before taxes	1,485,611	1,322,786

FEDERAL AND STATE INCOME TAXES	546,971	460,126

Net income	$ 938,640	$ 862,660

EARNINGS PER SHARE OF
COMMON STOCK	$ 1.21	$ 1.11

Weighted average number of shares	775,585	775,585

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
The accompanying notes are an integral part of these financial statements

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Cost	Total
BALANCE OCTOBER 30, 2010	$ 250,000	$ 272,695	$ 10,401,501	$ (27,785)	$ (187,218)	$ 10,709,193

Net income for fiscal year
ended October 29, 2011			862,660			862,660

Unrealized holding (losses) on
securities arising during period
net of tax of $64,366				(85,325)		(85,325)

TOTAL COMPREHENSIVE INCOME						777,335
BALANCE OCTOBER 29, 2011	250,000	272,695	11,264,161	(113,110)	(187,218)	11,486,528

Net income for fiscal year
ended October 27,2012			938,640			938,640

Unrealized holding gains on
securities arising during period
net of tax of $155,050				216,883		216,883

TOTAL COMPREHENSIVE INCOME						1,155,523
BALANCE OCTOBER 27, 2012	$ 250,000	$ 272,695	$ 12,202,801	$ 103,773	$ (187,218)	$ 12,642,051

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements

	Fiscal Year Ended October 27, 2012 (52 weeks)	Fiscal Year Ended October 29, 2011 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 938,640	$ 862,660

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	143,212	145,019
(Gain) loss on sale of securities	(77,830)	1,229
Loss on asset retirements	-0-	2,224
Deferred income taxes	(4,597)	(44,599)

Decrease (increase) in:
Accounts receivable	(440,407)	(223,263)
Inventories	104,188	(122,474)
Prepaid expenses	6,110	1,391
Loans and exchanges	4,946	(1,345)
Accrued interest receivable	22,367	(87,482)

(Decrease) increase in:
Accounts payable	(21,860)	14,967
Accrued income taxes	(138,660)	47,510
Accrued salaries and wages	36,570	22,237
Accrued professional fees	12,954	4,787
Other current liabilities	35,694	(1,086)
Net cash provided by operating activities	621,327	621,775

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(60,317)	-0-
Purchases of securities	(2,382,781)	(7,336,812)
Proceeds from sale of securities	2,931,440	68,250
Deposits	(26,784)	-0-
Net cash provided (used) by investing activities	461,558	(7,268,562)

Increase (decrease) in cash	1,082,885	(6,646,787)

Cash and cash equivalents at beginning of period	1,751,489	8,398,276

Cash and cash equivalents at end of period	$ 2,834,374	$ 1,751,489

SUPPLEMENTAL DISCLOSURES:

Interest paid	$ -0-	$ -0-

Income taxes paid	$ 690,228	$ 406,401

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

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. The Company's current plan includes Company matching contributions the amount of which is determined at the discretion of the Board of Directors. Company contributions were $30,362 and $28,889 for the years ended October 27, 2012 and October 29, 2011, respectively.

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

Consideration of Subsequent Events

These financial statements were approved and authorized for issue by the Board of Directors on January 25, 2013.

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -   Inventories

Inventories consisted of the following:
	October 27,2012	October 29, 2011
Raw materials and supplies	$ 340,694	$ 336,176
Work in progress	127,260	309,769
Finished goods	184,579	110,776
Total	$ 652,533	$ 756,721

NOTE 3 -   Marketable Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 27, 2012
Common stock	$ 28,578	$ 5,225	$ -0-	$ 33,803
Preferred stock	1,318,418	40,045	-0-	1,358,463
Corporate notes	2,469,827	116,905	-0-	2,586,732
Corporate bonds	288,195	12,383	-0-	300,578
High yield bonds	1,713,685	-0-	(30,361)	1,683,324
Foreign debt securities	1,038,378	78,530	-0-	1,116,908
Mutual funds	490,975	-0-	(49,772)	441,203
Total	$ 7,348,056	$ 253,088	$ (80,133)	$ 7,521,011

October 29, 2011
Common stock	$ 28,578	$ 2,343	$ -0-	$ 30,921
Preferred stock	1,009,367	-0-	(29,427)	979,940
Corporate notes	3,121,547	-0-	(12,185)	3,109,362
Corporate bonds	518,785	-0-	(8,147)	510,638
High yield bonds	1,566,450	-0-	(87,508)	1,478,942
Foreign debt securities	1,285,778	-0-	(2,240)	1,283,538
Mutual funds	288,381	-0-	(61,273)	227,108
Total	$ 7,818,886	$ 2,343	$ (200,780)	$ 7,620,449

The following is a summary of maturities of debt securities available for sale as of October 27, 2012:

	Cost	Fair Market Value
One Year and Under	$ 246,300	$ 247,364
One to Five Years	3,275,518	3,344,466
Five to Ten Years	1,963,267	2,068,622
Over Ten Years	25,000	27,090
Total	$ 5,510,085	$ 5,687,542

Sales of securities available for sale during the years ended October 27, 2012 and October 29, 2011 were as follows:

	2012	2011
Proceeds from sales	$ 2,931,440	$ 68,250
Gross realized gains	$ 147,318	$ -0-
Gross realized losses	$ 69,488	$ 1,229

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -   Income Taxes 2012

<
The income tax expense of the Company consists of the following:
	2012	2011
Current tax expense:
Federal	$ 432,233	$ 400,081
State	119,335	104,644
Total	551,568	504,725

Deferred tax expense:
Federal	(3,989)	(43,387)
State	(608)	(1,212)
Total	(4,597)	(44,599)
Total Income tax effect:	$ 546,971	$ 460,126

At October 27, 2012, the Company had a deferred tax asset of $49,267 and a deferred tax liability of $156,418, resulting in a net deferred tax liability of $107,151.

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

At October 27, 2012, the Company had capital loss carry forwards of $114,574 expiring in 2014 through 2016. All of these losses are deemed to be usable before expiration.

All tax returns from fiscal years 2009 to 2012 are subject to potential IRS audit.

NOTE 5 -   Major Customers

Two customers accounted for $4,255,792 of net sales during the year ended October 27, 2012. The amount due from these customers, included in trade accounts receivable, was $687,785 on October 27, 2012.

Two customers accounted for $3,783,856 of net sales during the year ended October 29, 2011. The amount due from these customers, included in trade accounts receivable, was $573,080 on October 29, 2011.

NOTE 6-   Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was approximately $1,525,000 on October 27, 2012.

NOTE 7 -  Related Party Transactions

During fiscal years 2012 and 2011, the Company incurred legal fees of $90,000 and $57,500, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner. Of the legal fees, $90,000 and $57,500 were included in accounts payable at October 27, 2012 and October 29, 2011, respectively.

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -  Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FASB ASC Topic 820 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. There are three broad levels defined by FASB ASC Topic 820 hierarchy. The Company only has assets and liabilities falling under level I, for which quoted prices are available in active markets for identical assets or liabilities as of the reported date. See Note 3 above.

NOTE 9 -  Subsequent Events

On October 15, 2012, O and S Research, Inc., the wholly owned subsidiary of OPT-Sciences Corporation, entered into an agreement to purchase the property at 1900 Bannard Street in Cinnaminson, New Jersey for $367,500. This sale was subject to the customary conditions including environmental and title contingencies. Assuming that the conditions are satisfied on a timely basis by the seller, it is anticipated that closing will take place during fiscal year 2013.

At the November 28, 2012 meeting of the Board of Directors, a dividend of $.65 per share was authorized to shareholders of record on December 10, 2012 to be paid on or before December 21, 2012.