Form 10-Q
period 2013-01-26
OPT SCIENCES CORP
filed 2013-03-12
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 26, 2013.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of March 12, 2013.

Opt-Sciences Corporation
FORM 10-Q FIRST QUARTER REPORT - FISCAL YEAR 2013

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of January 26, 2013 (unaudited) and October 27, 2012.	3

	Consolidated Statements of Income and Comprehensive Income (unaudited) for thirteen weeks ended January 26, 2013 and thirteen weeks ended January 28, 2012.	5

	Consolidated Statements of Retained Earnings (unaudited) for thirteen weeks ended January 26, 2013 and thirteen weeks ended January 28, 2012.	5

	Consolidated Statements of Cash Flows (unaudited) for thirteen weeks ended January 26, 2013 and thirteen weeks ended January 28, 2012.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

PART II	OTHER INFORMATION	12

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Mine Safety Disclosures.	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	12

	Signatures.	12

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	January 26, 2013 (Unaudited)	October 27, 2012
CURRENT ASSETS

Cash and cash equivalents	$ 1,976,669	$ 2,834,374
Trade accounts receivables	997,350	1,347,983
Inventories	807,651	652,533
Prepaid expenses	11,882	17,905
Loans and exchanges	8,202	8,942
Accrued interest receivable	70,948	65,115
Marketable securities	8,180,726	7,521,011

Total current assets	12,053,428	12,447,863

PROPERTY AND EQUIPMENT
Land	114,006	114,006
Building and improvements	646,445	578,553
Machinery and equipment	2,153,340	2,152,018
Automobiles	43,268	43,268

Total property and equipment	2,957,059	2,887,845
Less accumulated depreciation	2,190,161	2,153,786

Net property and equipment	766,898	734,059

OTHER ASSETS
Deposits	10,837	29,621
Total assets	$ 12,831,163	$ 13,211,543

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	January 26, 2013 (Unaudited)	October 27, 2012
CURRENT LIABILITIES

Accounts payable - trade	$ 172,916	$ 77,424
Accrued income taxes	86,350	33,350
Accrued salaries and wages	94,351	213,800
Accrued professional fees	23,000	98,879
Deferred income taxes	120,323	107,151
Other current liabilities	22,040	38,888

Total current liabilities	518,980	569,492

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	11,853,174	12,202,801
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities	123,532	103,773
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	12,312,183	12,642,051
Total liabilities and stockholders' equity	$ 12,831,163	$ 13,211,543

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Thirteen Weeks Ended January 26, 2013	Thirteen Weeks Ended January 28, 2012

NET SALES	$ 1,360,611	$ 1,386,614
COST OF SALES	908,561	1,020,881
Gross profit on sales	452,050	365,733

OPERATING EXPENSES
Sales & delivery	28,059	6,040
General and administrative	271,185	224,805
Total operating expenses	299,244	230,845
Operating income	152,806	134,888

OTHER INCOME	104,697	104,795
Net Income before taxes	257,503	239,683

FEDERAL AND STATE INCOME TAXES	103,000	98,300
Net income	154,503	141,383

OTHER COMPREHENSIVE INCOME
Unrealized holding gains on
marketable securities, net of taxes	19,759	38,471

Comprehensive Income	174,262	179,854

EARNINGS PER SHARE OF COMMON STOCK	$ 0.20	$ 0.18

Average shares of stock outstanding	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)

	Thirteen Weeks Ended January 26, 2013	Thirteen Weeks Ended January 28, 2012

RETAINED EARNINGS - beginning of period	12,202,801	11,264,161
Net income	154,503	141,383
	12,357,304	11,405,544

Less: Dividends paid	504,130	-0-
RETAINED EARNINGS - end of period	$ 11,853,174	$ 11,405,544

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Thirteen Weeks Ended January 26, 2013	Thirteen Weeks Ended January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 154,503	$ 141,383
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	36,375	35,316
(Gain) on sales of securities	(8,298)	-0-
Decrease (increase) in:
Trade accounts receivable	350,633	(295,599)
Inventories	(155,118)	30,649
Prepaid expenses	6,023	13,109
Loans and exchanges	740	935
Accrued interest receivable	(5,833)	6,604
Deposits	18,784	-0-
(Decrease) increase in:
Accounts payable	95,492	7,471
Accrued income taxes	53,000	(31,210)
Accrued salaries and wages	(119,449)	(86,562)
Accrued professional fees	(75,879)	(36,615)
Other current liabilities	(16,847)	3,825
Net cash provided (used) by operating activities	334,126	(210,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(69,214)	-0-
Proceeds from sales of securities	638,297	25,000
Purchases of securities	(1,256,784)	(733)
Net cash (used) provided by investing activities	(687,701)	24,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(504,130)	-0-

(Decrease) in cash	(857,705)	(186,427)

Cash and cash equivalents at beginning of period	2,834,374	1,751,489

Cash and cash equivalents at end of period	$ 1,976,669	$ 1,565,062

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ 50,000	$ 130,000

Opt-Sciences Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Opt-Sciences Corporation, Inc. and its wholly-owned subsidiary, O and S Research, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first three months of the Company's fiscal year 2013. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 27, 2012 together with the auditors' report filed as part of the Company's 2012 Annual Report on Form 10-K.

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

2. INVENTORIES

Inventories consisted of the following:

	January 26, 2013 (Unaudited)	October 27, 2012
Raw materials and supplies	$ 364,535	$ 340,694
Work in progress	214,632	127,260
Finished goods	228,484	184,579
Total Inventory	$ 807,651	$ 652,533

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

3.  REVENUE RECOGNITION

The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company shipping terms are customarily FOB shipping point.

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

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued guidance related to measuring and disclosing fair values. The Company's adoption of the updated guidance effective October 28, 2012 did not have any impact on the Company's results of operations, financial position or liquidity.

In June 2011, the FASB amended the presentation of comprehensive income. The amendments in this update give us the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this amendment on October 28, 2012 and elected to present other comprehensive income in a single continuous statement, Consolidated Statements of Income and Comprehensive Income.

In December 2011, the provisions of Accounting Standards Codification (ASC) Topic 210, "Balance Sheet", were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. In January 2013, the provisions of ASC Topic 210 were further amended to clarify that the scope of the previous amendment only applies to derivative instruments, including separated bifurcated derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either eligible for offset in the balance sheet or are subject to an agreement similar to a master netting agreement. The guidance requires entities to disclose both gross information and net information about assets and liabilities within the scope of the amendment. These provisions are effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance effective January 27, 2013 will not affect our financial position or results of operations.

In February 2013, the provisions of ASC Topic 220, "Comprehensive Income", were amended to require an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. For amounts required to be reclassified out of accumulated other comprehensive income in their entirety in the same reporting period, the guidance requires entities to present significant amounts by the respective line items of net income, either on the face of the income statement or in the notes to the financial statements. For other amounts that are not required to be reclassified to net income in their entirety, a cross-reference is required to other disclosures that provide additional details about those amounts. These provisions are effective for annual reporting periods beginning after December 15, 2012. We do not anticipate that the adoption of this guidance will have a material impact on our financial position or results of operations.

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

We provide greater detail regarding other factors in our 2012 Form 10-K.

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O and S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded first quarter sales of $1,360,611 and net income of $154,503. Sales are down 28% or $531,381 from the fourth quarter of Fiscal Year 2012. Compared to the first quarter of 2012, sales are down 2% or $ 26,003. We currently expect second quarter sales to be approximately $1,400,000. Sales seem to have rebounded from recent lows. We look for an increase in sales of conductive coated instrument panels and improved sales in all our major markets. Nevertheless, international financial concerns combined with political unrest in the Middle East (resulting in higher oil prices) may affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes and their ability and desire to upgrade existing aircraft. During the first quarter of 2013, the Company booked $1,404,000 in new orders compared to $1,291,000 in new orders booked for the fourth quarter of 2012 and $1,703,000 in new orders booked in the first quarter of 2012. Our backlog of unshipped orders was approximately $2,103,000 at the end of the first quarter, up $262,300 from the end of the fourth quarter of 2012 and down $697,000 from the first quarter of 2012.

Even though we have a significant backlog, a substantial portion of that backlog is scheduled for delivery in later periods of this Fiscal Year. Based on their needs which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represented over 47% of sales this quarter, any significant change in the requirements of either of those customers has a direct impact on our revenue for a quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED January 26, 2013 COMPARED WITH THIRTEEN WEEKS ENDED January 28, 2012

NET SALES
Net sales for the first quarter ended January 26, 2013 were $1,360,611 which is $ 26,003 and 2% less than the net sales of $1,386,614 for the same quarter last year.

COST OF SALES
Cost of sales for the quarter ended January 26, 2013 decreased $112,320 or 11% to $ 908,561 or 67% of sales, compared to 1,020,881 or 74% of sales, for the first quarter last year. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the quarter ended January 26, 2013 increased $ 86,317 to $452,050 or 33% of sales from $365,733 or 26% of sales reported for the same quarter last year.

OPERATING EXPENSES
Operating expenses increased $68,399 to $299,244 from $230,845 for the same quarter last year. This increase was primarily due to an increase in marketing and travel expenses. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $152,806 or 11% of sales, for the quarter ended January 26, 2013, compared to an operating income of $134,888 or 10% of sales, for the same quarter last year.

OTHER INCOME
Other income of $104,697 for the first quarter of fiscal year 2013 increased by $198 for the same quarter last year.

PROVISONS FOR INCOME TAX
Income tax expense for the quarter ended January 26, 2013 was $103,000 and 40% of pre tax income compared to $ 98,000 and 41% of pre tax income for the comparable prior period.

NET INCOME
There was net income for the first quarter ended January 26, 2013 of $154,503 or $0.20 per share compared to $141,383 or $0.18 per share for first quarter ended January 28, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of January 28, 2013 by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), he has concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse impact on our combined financial position or results of operations.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Quarterly Report of Form 10Q of Opt-Sciences Corporation for the period ending January 28, 2013 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer March 12, 2013