Form 10-Q
period 2013-04-27
OPT SCIENCES CORP
filed 2013-06-11
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 27, 2013.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

(856) 829-2800

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of June 11, 2013.

Opt-Sciences Corporation
FORM 10-Q SECOND QUARTER REPORT - FISCAL YEAR 2013

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of April 27, 2013 (unaudited) and October 27, 2012.	3

	Consolidated Statements of Income and Comprehensive Income (unaudited) for three and six months ended April 27, 2013 and three and six months ended April 28, 2012.	5

	Consolidated Statements of Retained Earnings (unaudited) for three and six months ended April 27, 2013 and three and six months ended April 28, 2012.	5

	Consolidated Statements of Cash Flows (unaudited) for six months ended April 27, 2013 and six months ended April 28, 2012.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

PART II	OTHER INFORMATION	13

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

	Signatures.	13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	April 27, 2013 (Unaudited)	October 27, 2012
CURRENT ASSETS

Cash and cash equivalents	$ 1,928,736	$ 2,834,374
Marketable securities	8,686,492	7,521,011
Trade accounts receivable	980,109	1,347,983
Inventories	782,913	652,533
Prepaid expenses	22,023	17,905
Loans and exchanges	7,952	8,942
Accrued interest receivable	81,649	65,115

Total current assets	12,489,874	12,447,863

PROPERTY AND EQUIPMENT
Land	114,006	114,006
Building and improvements	582,747	578,553
Machinery and equipment	2,230,804	2,152,018
Automobiles	43,268	43,268

Total property and equipment	2,970,825	2,887,845
Less accumulated depreciation	2,226,895	2,153,786

Net property and equipment	743,930	734,059

OTHER ASSETS
Deposits	2,837	29,621
Total assets	$ 13,236,641	$ 13,211,543

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	April 27, 2013 (Unaudited)	October 27, 2012
CURRENT LIABILITIES

Accounts payable - trade	$ 115,685	$ 77,424
Accrued income taxes	38,491	33,350
Accrued salaries and wages	142,365	213,800
Accrued professional fees	46,000	98,879
Deferred income taxes	162,029	107,151
Other current liabilities	32,289	38,888

Total current liabilities	536,859	569,492

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	12,178,214	12,202,801
Accumulated other comprehensive income:
Unrealized holding gain on marketable securities	186,091	103,773
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	12,699,782	12,642,051
Total liabilities and stockholders' equity	$ 13,236,641	$ 13,211,543

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended April 27, 2013	Three Months Ended April 28,2012	Six Months Ended April 27, 2013	Six Months Ended April 28, 2012

NET SALES	$ 1,727,163	$ 1,629,022	$ 3,087,774	$ 3,015,636
COST OF SALES	1,046,790	1,218,354	1,955,351	2,239,235
Gross profit on sales	680,373	410,668	1,132,423	776,401

OPERATING EXPENSES
Sales & delivery	1,428	3,967	29,487	10,007
General & administrative	256,166	218,564	527,351	443,370
Total operating expenses	257,594	222,531	556,838	453,377
Operating income	422,779	188,137	575,585	323,024

OTHER INCOME	118,961	65,238	223,658	170,033
Income before taxes	541,740	253,375	799,243	493,057

FEDERAL AND STATE INCOME TAXES	216,700	103,900	319,700	202,200
Net income	325,040	149,475	479,543	290,857

OTHER COMPREHENSIVE INCOME
Unrealized holding gains on
marketable securities, net of taxes	62,559	99,409	186,091	24,770
Comprehensive Income	$ 387,599	$ 248,884	$ 665,634	$ 315,627

EARNINGS PER SHARE OF
COMMON STOCK	$ 0.42	$ 0.19	$ 0.62	$ 0.38

Average shares of stock outstanding	775,585	775,585	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)

	Three Months Ended April 27, 2013	Three Months Ended April 28, 2012	Six Months Ended April 27, 2013	Six Months Ended April 28, 2012

RETAINED EARNINGS - beginning of period	11,853,174	11,405,544	12,202,801	11,264,162
Net income	325,040	149,475	479,543	290,857
	12,178,214	11,555,019	12,682,344	11,555,019

Less: Dividends paid	-0-	-0-	504,130	-0-
RETAINED EARNINGS - end of period	$ 12,178,214	$ 11,555,019	$ 12,178,214	$ 11,555,019

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 27, 2013	Six Months Ended April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 479,543	$ 290,857
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	73,110	70,988
(Gain) loss on sales of securities	(10,391)	34,900
Decrease (increase) in:
Accounts receivable	367,874	(205,257)
Inventories	(130,380)	(53,219)
Prepaid expenses	(4,118)	13,204
Prepaid income taxes	-0-	(60,018)
Loans and exchanges	990	2,900
Accrued interest receivable	(16,534)	7,862
Deposits	26,784	-0-
(Decrease) increase in:
Accounts payable	38,261	63,884
Accrued income taxes	5,141	(172,010)
Accrued salaries and wages	(71,435)	(48,751)
Accrued professional fees	(52,879)	(40,000)
Other current liabilities	(6,599)	6,398
Net cash provided (used) by operating activities	699,367	(88,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(82,980)	(8,620)
Purchases of securities	(1,756,194)	(315,408)
Proceeds from sales of securities	738,299	255,412
Net cash (used) provided by investing activities	(1,100,875)	(68,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(504,130)	-0-

(Decrease) in cash	(905,638)	(156,878)

Cash and cash equivalents at beginning of period	2,834,374	1,751,489

Cash and cash equivalents at end of period	$ 1,928,736	$ 1,594,611

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ 264,559	$ 434,228

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first six months of the Company's fiscal year 2013. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 27, 2012 together with the auditors' report filed as part of the Company's 2012 Annual Report on Form 10-K.

The three and six months that ended April 27, 2013 represent thirteen and twenty-six weeks respectively. The three and six months that ended April 28, 2012 represent thirteen and twenty-six weeks respectively.

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

2. INVENTORIES

Inventories consisted of the following:

	April 27, 2013 (Unaudited)	October 27, 2012
Raw materials and supplies	$ 348,760	$ 340,694
Work in progress	212,667	127,260
Finished goods	221,486	184,579
Total Inventory	$ 782,913	$ 652,533

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O and S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded second quarter sales of $1,727,163 and net income of $325,040. Sales are up 27% or $366,552 from the first quarter of Fiscal Year 2013. Compared to the second quarter of 2012, sales are up 6% or $ 98,141. We currently expect third quarter sales to be approximately $1,500,000. Sales seem to have rebounded from recent lows. We look for an increase in sales of conductive coated instrument panels and improved sales in all our major markets. Nevertheless, international financial concerns combined with political unrest in the Middle East (resulting in higher oil prices) may affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes and their ability and desire to upgrade existing aircraft. During the second quarter of 2013, the Company booked $1,706,000 in new orders compared to $1,404,000 in new orders booked for the first quarter of 2013 and $1,949,000 in new orders booked in the second quarter of 2012. Our backlog of unshipped orders was approximately $2,082,000 at the end of the second quarter, down $20,000 from the end of the first quarter of 2013 and down $1,021,000 from the second quarter of 2012. The much higher backlog at the end of the same period last year was primarily due to an inventory buildup by one of our major customers causing a temporary spike in demand.

Even though we have a significant backlog, a substantial portion of that backlog is scheduled for delivery in later periods of this Fiscal Year. Based on their needs which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to make shipments. Since the Company has two customers that together represented over 42% of sales this quarter, any significant change in the requirements of either of those customers has a direct impact on our revenue for a quarter.

RESULTS OF OPERATIONS - SECOND QUARTER

THIRTEEN WEEKS ENDED APRIL 27, 2013 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 28, 2012

NET SALES
Net sales for the second quarter were $1,727,163 which is $98,141 and 6% more than the net sales of $1,629,022 for the same quarter last year.

COST OF SALES
Cost of sales for the second quarter decreased $171,564 or 14% to $1,046,790 or 61% of sales, compared to $1,218,354 or 75% of sales, for the second quarter last year. The decrease in cost of sales despite a small increase in sales was primarily due to the higher operating efficiencies experienced during the second quarter resulting in lower material costs and lower direct labor costs. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the second quarter increased $269,705 to $680,373 or 39% of sales from $410,668 or 25% of sales reported for the same quarter last year.

OPERATING EXPENSES
Operating expenses increased $35,063 to $257,594 from $222,531 for the same quarter last year. This increase was primarily due to an increase in sales. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $422,779 or 24% of sales for the second quarter compared to an operating income of $188,137 or 11% of sales, for the same quarter last year.

OTHER INCOME
Other income of $118,961 for the second quarter increased by $53,723 from the same quarter last year. This difference was primarily related to recognizing a net loss on the sale of securities in the prior year's second quarter.

PROVISONS FOR INCOME TAX
Income tax expense for the second quarter was $216,700 or 40% of pre tax income compared to $103,900 and 41% of pre tax income for the comparable prior period.

NET INCOME
There was net income for the second quarter of $325,040 or $0.42 per share compared to $149,475 or $0.19 per share for second quarter  of Fiscal 2012.

TWENTY-SIX WEEKS ENDED APRIL 27, 2013 COMPARED WITH TWENTY-SIX WEEKS ENDED APRIL 28, 2012

NET SALES
Net sales for the twenty-six weeks ended April 27, 2013 were $3,087,774 which is $72,138 and 2% more than the net sales of $3,015,636 for the same twenty-six week period last year.

COST OF SALES
Cost of sales for the twenty-six weeks ended April 27, 2013 was $1,955,351 or 63% of sales, compared to $2,239,235 or 74% of sales, for the same period last year. The decrease in cost of sales despite a small increase in sales was primarily due to the higher operating efficiencies experienced during the second quarter resulting in lower material costs and lower direct labor costs.

GROSS PROFIT
Gross profit for the twenty-six weeks ended April 27, 2013 increased $356,022 to $1,132,423 or 36% of sales, from $776,401 or 26% of sales reported for the same period last year. The increase in total gross profit was due to  higher operating efficiencies and margins than for the same period last year.

OPERATING EXPENSES
Operating expenses increased by $103,461 to $556,838 during the twenty-six week period ended April 27, 2013 from $453,377 during the twenty-six week period last year. This was due primarily to higher travel expenses and higher legal expenses.

OPERATING INCOME
The Company realized operating income of $575,585 or 18% of sales, for the twenty-six week period ended April 27, 2013, compared to operating income of $323,024 or 11% of sales, for the same period last year. The increase in operating income is primarily due to higher operating efficiencies.

OTHER INCOME
Other income of $223,658 for the twenty-six week period ended April 27, 2013 increased $53,625 from $170,033 for the same period for last year. This difference was primarily related to recognizing a net loss on the sale of securities in the prior year's second quarter.

INCOME TAX
Income tax expense for the twenty-six week period ended April 27, 2013 was $319,700 and 40% of pre tax income, compared to $202,200 and 41% of total income for the twenty-six week period ended April 28, 2012.

NET INCOME
Net income for the twenty-six week period ended April 27, 2013 increased $188,686 to $479,543 or $0.62 per share, compared to net income of $290,857 or $0.38 per share for the prior comparable period, primarily because of the increased operating efficiencies then experienced in the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation which is conducted quarterly by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of April 27, 2013  he has concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Quarterly Report of Form 10-Q of Opt-Sciences Corporation for the period ending April 27, 2013 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer June 11, 2013