Form 10-Q
period 2013-07-27
OPT SCIENCES CORP
filed 2013-09-10
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 27, 2013.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of September 10, 2013.

Opt-Sciences Corporation
FORM 10-Q THIRD QUARTER REPORT - FISCAL YEAR 2013

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of July 27, 2013 (unaudited) and October 27, 2012.	3

	Consolidated Statements of Income and Comprehensive Income (unaudited) for three and nine months ended July 27, 2013 and three and nine months ended July 28, 2012.	5

	Consolidated Statements of Retained Earnings (unaudited) for three and nine months ended July 27, 2013 and three and nine months ended July 28, 2012.	5

	Consolidated Statements of Cash Flows (unaudited) for nine months ended July 27, 2013 and nine months ended July 28, 2012.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

PART II	OTHER INFORMATION	13

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

	Signatures.	13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	July 27, 2013 (Unaudited)	October 27, 2012
CURRENT ASSETS

Cash and cash equivalents	$ 4,239,193	$ 2,834,374
Marketable securities	6,175,455	7,521,011
Trade accounts receivable	1,199,651	1,347,983
Inventories	842,228	652,533
Prepaid expenses	17,537	17,905
Loans and exchanges	6,625	8,942
Accrued interest receivable	52,247	65,115

Total current assets	12,532,936	12,447,863

PROPERTY AND EQUIPMENT
Land	114,006	114,006
Building and improvements	668,319	578,553
Machinery and equipment	2,159,316	2,152,018
Automobiles	43,268	43,268

Total property and equipment	2,984,909	2,887,845
Less accumulated depreciation	2,263,800	2,153,786

Net property and equipment	721,109	734,059

OTHER ASSETS
Deposits	2,837	29,621
Total assets	$ 13,256,882	$ 13,211,543

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	July 27, 2013 (Unaudited)	October 27, 2012
CURRENT LIABILITIES

Accounts payable - trade	$ 68,419	$ 77,424
Accrued income taxes	67,591	33,350
Accrued salaries and wages	179,811	213,800
Accrued professional fees	62,000	98,879
Deferred income taxes	66,362	107,151
Other current liabilities	37,672	38,888

Total current liabilities	481,855	569,492

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	12,398,691	12,202,801
Accumulated other comprehensive income:
Unrealized holding gain on marketable securities	40,859	103,773
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	12,775,027	12,642,051
Total liabilities and stockholders' equity	$ 13,256,882	$ 13,211,543

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended July 27, 2013	Three Months Ended July 28,2012	Nine Months Ended July 27, 2013	Nine Months Ended July 28, 2012

NET SALES	$ 1,572,160	$ 1,779,154	$ 4,659,934	$ 4,794,790
COST OF SALES	922,827	1,111,992	2,878,178	3,351,227
Gross profit on sales	649,333	667,162	1,781,756	1,443,563

OPERATING EXPENSES
Sales & delivery	5,793	3,809	35,280	13,816
General & administrative	265,828	244,994	793,179	688,364
Total operating expenses	271,621	248,803	828,459	702,180
Operating income	377,712	418,359	953,297	741,383

OTHER INCOME	9,565	91,616	233,223	261,649
Income before taxes	387,277	509,975	1,186,520	1,003,032

FEDERAL AND STATE INCOME TAXES	166,800	209,000	486,500	411,200
Net income	220,477	300,975	700,020	591,832

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) gains on
marketable securities, net of taxes	(145,232)	64,369	40,859	89,139
Comprehensive income	$ 75,245	$ 365,344	$ 740,879	$ 680,971

EARNINGS PER SHARE OF
COMMON STOCK	$ 0.28	$ 0.39	$ 0.90	$ 0.76

Average shares of stock outstanding	775,585	775,585	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)

	Three Months Ended July 27, 2013	Three Months Ended July 28, 2012	Nine Months Ended July 27, 2013	Nine Months Ended July 28, 2012

RETAINED EARNINGS - beginning of period	12,178,214	11,555,019	12,202,801	11,264,162
Net income	220,477	300,975	700,020	591,832
	12,398,691	11,855,994	12,902,821	11,855,994

Less: Dividends paid	-0-	-0-	504,130	-0-
RETAINED EARNINGS - end of period	$ 12,398,691	$ 11,855,994	$ 12,398,691	$ 11,855,994

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 27, 2013	Nine Months Ended July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 700,020	$ 591,832
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	110,014	106,822
Loss on sales of securities	61,830	51,250
Decrease (increase) in:
Accounts receivable	148,332	(508,865)
Inventories	(189,695)	(108,090)
Prepaid expenses	368	15,222
Loans and exchanges	2,317	4,045
Accrued interest receivable	12,868	8,196
Deposits	26,784	-0-
(Decrease) increase in:
Accounts payable	(9,005)	33,941
Accrued income taxes	34,241	(151,028)
Accrued salaries and wages	(33,989)	(18,948)
Accrued professional fees	(36,879)	(18,058)
Other current liabilities	(1,216)	1,164
Net cash provided by operating activities	825,990	7,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(97,064)	(13,197)
Purchases of securities	(3,016,510)	(583,366)
Proceeds from sales of securities	4,196,533	630,413
Net cash provided by investing activities	1,082,959	33,850

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(504,130)	-0-

Increase in cash	1,404,819	41,333

Cash and cash equivalents at beginning of period	2,834,374	1,751,489

Cash and cash equivalents at end of period	$ 4,239,193	$ 1,792,822

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ 402,259	$ 562,528

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first nine months of the Company's fiscal year 2013. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended October 27, 2012 together with the auditors' report filed as part of the Company's 2012 Annual Report on Form 10-K.

The three and nine months that ended July 27, 2013 represent thirteen and thirty-nine weeks respectively. The three and nine months that ended July 28, 2012 represent thirteen and thirty-nine weeks respectively.

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

2. INVENTORIES

Inventories consisted of the following:

	July 27, 2013 (Unaudited)	October 27, 2012
Raw materials and supplies	$ 303,916	$ 340,694
Work in progress	300,046	127,260
Finished goods	238,266	184,579
Total Inventory	$ 842,228	$ 652,533

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

4. FINANCIAL INSTRUMENTS

ASC 820, "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, cash equivalents, marketable securities, trade accounts receivable, accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of our cash equivalents and marketable securities is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

In December 2011, the provisions of Accounting Standards Codification (ASC) Topic 210, "Balance Sheet", were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. In January 2013, the provisions of ASC Topic 210 were further amended to clarify that the scope of the previous amendment only applies to derivative instruments, including separated bifurcated derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either eligible for offset in the balance sheet or are subject to an agreement similar to a master netting agreement. The guidance requires entities to disclose both gross information and net information about assets and liabilities within the scope of the amendment. These provisions are effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance effective January 27, 2013 did not affect our financial position or results of operations.

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

6. SUBSEQUENT EVENTS

The Company acquired the adjacent premises at 1900 Bannard Street, Cinnaminson, New Jersey on July 31, 2013 pursuant to an earlier reported Agreement of Sale for $367,500. After completing required renovations over the course of the next twelve months, the Company plans to use the premises for storage, manufacturing and office space. The Company is not aware of any other event that occurred subsequent to the balance sheet date but prior to the filing of this report that could have a material impact on our financial position or results of operations.

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O and S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded third quarter sales of $1,572,160 and net income of $220,477. Sales decreased approximately 9% or $155,003 from the second quarter of Fiscal Year 2013. Compared to the third quarter of 2012, sales decreased approximately 12% or $206,994. We currently expect fourth quarter sales to be approximately $1,500,000 or slightly lower than the third quarter.International financial concerns combined with political unrest in the Middle East(resulting in higher oil prices) and the prospect of higher interest rates may adversely affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes as well as their ability and desire to upgrade existing aircraft. During the third quarter of 2013, the Company booked $1,654,000 in new orders compared to $1,706,000 in new orders booked for the second quarter of 2013 and $1,197,000 in new orders booked in the third quarter of 2012. Our backlog of unshipped orders was approximately $2,172,000 at the end of the third quarter, up approximately $90,000 from the end of the second quarter of 2013 and down $366,000 from the third quarter of 2012. The higher backlog at the end of the same period last year was primarily due to an inventory buildup by one of our major customers causing a temporary spike in demand.

Even though we have a significant backlog, approximately half the backlog is scheduled for delivery in Fiscal Year 2014. Based on their needs which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to manufacture and ship our products. Since the Company has two customers that together represented over 46% of sales this quarter, any significant change in the requirements of either of those customers has a direct impact on our revenue for a quarter.

RESULTS OF OPERATIONS - THIRD QUARTER

THREE MONTHS ENDED JULY 27, 2013 COMPARED WITH THREE MONTHS ENDED JULY 28, 2012

NET SALES
Net sales for the third quarter were $1,572,160 which is $206,994 and about 12% less than the net sales of $1,779,154 for the same quarter last year.

COST OF SALES
Cost of sales for the third quarter decreased $189,165 or 17% to $922,827 or 59% of sales, compared to $1,111,992 or 63% of sales, for the third quarter last year. The decrease in cost of sales was primarily due to the lower sales of approximately $68,000 during the third quarter and due to lower material costs and lower direct labor costs of approximately $121,000. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the third quarter decreased $17,829 to $649,333 or 41% of sales from $667,162 or 37% of sales reported for the same quarter last year.

OPERATING EXPENSES
Operating expenses increased $22,818 to $271,621 from $248,803 for the same quarter last year. This increase was primarily due to an increase in travel and legal expenses. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $377,712 or 24% of sales for the third quarter compared to an operating income of $418,359 or 24% of sales, for the same quarter last year.

OTHER INCOME
Other income of $9,565 for the third quarter decreased by $82,051 from the same quarter last year. This decrease was primarily related to the recognition of realized losses from the company's securities' portfolio. During this quarter, the Company made certain adjustments to its portfolio of income securities in an attempt to minimize the anticipated effect of prospective policy changes of the Federal Reserve Bank leading to higher interest rates.

PROVISONS FOR INCOME TAX
Income tax expense for the third quarter was $166,800 or 43% of pre tax income compared to $209,000 and 41% of pre tax income for the comparable prior period.

NET INCOME
There was net income for the third quarter of $220,477 or $0.28 per share compared to $300,975 or $0.39 per share for third quarter of Fiscal 2012.

NINE MONTHS ENDED JULY 27, 2013 COMPARED WITH NINE MONTHS ENDED JULY 28, 2012

NET SALES
Net sales for the nine months ended July 27, 2013 were $4,659,934 which is $134,856 and about 3% less than the net sales of $4,794,790 for the same nine month period last year.

COST OF SALES
Cost of sales for the nine months ended July 27, 2013 was $2,878,178 or 62% of sales, compared to $3,351,227 or 70% of sales, for the same period last year. The larger decrease in cost of sales despite a small decrease in sales was primarily due to the higher operating efficiencies experienced during the third quarter resulting in lower material costs and lower direct labor costs. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the nine months ended July 27, 2013 increased $338,193 to $1,781,756 or 38% of sales, from $1,443,563 or 30% of sales reported for the same period last year. The increase in total gross profit was due to higher operating efficiencies and margins than for the same period last year.

OPERATING EXPENSES
Operating expenses increased by $126,279 to $828,459 during the nine month period ended July 27, 2013 from $702,180 during the same nine month period last year. This was due primarily to higher travel expenses and higher legal expenses. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $953,297 or 20% of sales, for the nine month period ended July 27, 2013, compared to operating income of $741,383 or 15% of sales, for the same period last year. The increase in operating income is primarily due to higher operating efficiencies.

OTHER INCOME
Other income of $233,223 for the nine month period ended July 27, 2013 decreased $28,426 from $261,649 for the same period for last year. This difference was primarily related to the recognition of unrealized losses from the company's securities' portfolio.

INCOME TAX
Income tax expense for the nine month period ended July 27, 2013 was $486,500 and 41% of pre tax income, compared to $411,200 and 41% of pre tax income for the nine month period ended July 28, 2012.

NET INCOME
Net income for the nine month period ended July 27, 2013 increased $108,189 to $700,020 or $0.90 per share, compared to net income of $591,832 or $0.76 per share for the prior comparable period, primarily because of the increased operating efficiencies over those experienced in the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation which is conducted quarterly by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of July 27, 2013  he has concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Quarterly Report of Form 10-Q of Opt-Sciences Corporation for the period ending July 27, 2013 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer September 10, 2013