Form 10-K
period 2013-10-26
OPT SCIENCES CORP
filed 2014-01-27
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 26, 2013.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

COMMISSION FILE NUMBER: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(zip code)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of the 293,945 common shares held by non-affiliates (i.e., excluding shares held by officers, directors and each person owning 5% or more of the outstanding stock) as of the end of the last business day of the registrant's most recently completed second fiscal quarter business day (April 26, 2013) was $ 4,150,503 computed by reference to the highest bid price of the stock ($ 14.12 per share) as quoted by the OTC Markets Group, Inc., in the non-NASDAQ Over-The-Counter Market.

As of January 23, 2014 the registrant had outstanding 775,585 shares of its common stock, par value of $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OPT-SCIENCES CORPORATION
FORM 10-K ANNUAL REPORT - FISCAL YEAR 2013

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

Our business is highly dependent on a robust commercial, business, and regional aircraft market and to a lesser degree the military aircraft market. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because we generally schedule shipments based on a customer's requested delivery date and not on our ability to make shipments. All orders are custom manufactured. Since approximately 59% of sales is represented by two major customers and two of of their subcontractors, any significant change in the requirements of either of those customers has a direct impact on our revenue for any given quarter. When one of these customers accelerates or defers a sizable order, sales for the following quarters may be adjusted as the customer reevaluates its needs. Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 50% of the Fiscal Year 2013 backlog of unshipped orders before the end of the first quarter of fiscal 2014. If we do so, we expect first quarter sales to be approximately $ 1,500,000. Sales for the following quarters are expected to fluctuate based on then current market conditions.

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

STRATEGY FOR THE FUTURE. We continue to re-evaluate and adjust our growth strategy pertaining to sales and marketing, taking into account our production facilities and our staffing methods to maximize the value of our financial and human resources. With the acquisition of an adjacent industrial facility during Fiscal Year 2013 , we now have additional space to reorganize our production layout and accommodate the future growth of our business. See "Properties" below.

In Fiscal Year 2013, we increased our work force by 3 employees to adjust to our anticipated production and staffing needs during the course of the year. For Fiscal Year 2014, we expect overall sales to be similar to Fiscal Year 2013, with fluctuations from quarter to quarter based on market conditions. We continue to see potential for growth in our conductive coating business which is used primarily, but not exclusively, on military platforms. We expect the anti-reflective coating market to remain at current levels. We believe our future success is contingent on the timely increase of our capacity to provide conductive coatings, satisfying the needs of our current customers, securing new customers, developing new products and providing adequate staff and facilities to meet our requirements.

MARKETING AND SALES. Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services of manufacturer's representatives or sales personnel. O and S Research, Inc. and our products are listed in the Thomas Register. We also maintain sales websites at osresearch.com and optsciences.com. We engage in a low cost public relations and advertising program. Purchasing personnel of corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the antiglare face plates covering the flat panel displays on the Boeing 777 and the 737 Next Generation models of commercial aircraft and the long range Gulfstream and Dassault Falcon business jets. We are also an approved vendor for instrument glass used on several military aircraft platforms including the C5 Galaxy and the C130. In Fiscal 2013, we derived approximately 59% of our revenues from two major customers and two of their subcontractors. The loss or permanent curtailment of business with either of these companies would have a negative impact on our operating results.

PATENTS, TRADEMARKS AND PROPRIETARY KNOWLEDGE. We do not hold patents or have registered trademarks. However, our customers do rely on our accumulated experience, history of quality products and know-how in satisfying their instrument glass requirements.

MANUFACTURING. Our customers commonly use LCDs for aircraft cockpit instrumentation. Typically, a customer sends glass component drawings to us for manufacturing. We generally cut the glass components from larger pieces of glass which we purchase from multiple domestic sources, some on a custom basis and some on a commodity basis. The two largest suppliers of such glass to us are Europtec and Corning. We use our technology to apply a micro thin optical non-glare and/or conductive coating to the glass. Both processes utilize the deposit of a thin film of metal or metal oxide on the surface of the glass. The process takes place in a heated vacuum chamber. We heat the deposited material to over 1800 degrees Centigrade causing it to evaporate. When the metal vapor contacts the glass, it condenses forming a very thin film as durable as the original metal being evaporated. The thin films range in thickness from 250 angstroms to 1500 angstroms. After quality control tests, we ship the inspected products to our customers.

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

COMPETITION. Competition is based on product quality, price, reputation and ability to meet delivery deadlines. The market for our products is very competitive. The type and amount of instrument glass consumed is subject to changes in display technology and in on going reduction in the number of displays used on both new aircraft and retrofitted aircraft. Our major competitors include JDSU, Dontech, Schott Glass, Quantum, TFD and Hoya Optics. Some of our competitors generally have significantly more financial, technical and human resources than we do. Because of this, some of our competitors have the capacity to respond more quickly to emerging technologies and customer preferences and may devote greater resources to development, promotion and sale of their products than we can. This competition could result, and in the past has resulted, in price reductions, reduced margins and lower market share.

EMPLOYEES. As of October 26, 2013, we employed 46 employees, of which 44 were full time individuals and none of whom are members of organized labor. This represents an increase of 3 employees from the end of Fiscal 2012. We expect to make further adjustments to our employee levels based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401(k) Plan for the benefit of all our employees; we do not have a stock option plan. The Company's 401(k) Plan currently includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS. None.

ITEM 2. PROPERTIES.

We conduct our operations at our principal office and manufacturing facility located in the East Riverton section of Cinnaminson, New Jersey. We own this 1.4 acre property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space and approximately 1,200 square feet of office space. We also own and utilize a building containing 500 square feet of warehouse and 7,500 square feet of manufacturing space on premises adjacent to the main manufacturing facility. We recently completed purchase of another building located near our current facility. It represents approximately 14,000 square feet of additional potential manufacturing, warehouse and office space when renovations are complete. Although we currently lease 5,000 square feet in Riverton, New Jersey on a year to year basis for general warehouse and material storage, we plan to vacate those premises in 2014 and relocate the contents to our new building. We expect the new building to satisfy our current goals for additional space and to improve operational efficiency.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Shares are not listed on an established public trading market, but are quoted by the OTC Markets Group, Inc., in the OTCQB marketplace of the over the counter market. The symbol for our shares is OPST. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid quotations, for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2013	Bid Price	Fiscal 2012	Bid Price
1st Quarter	$13.00 - $14.90	1st Quarter	$11.55 - $12.50
2nd Quarter	$13.51 - $14.65	2nd Quarter	$11.80 - $13.75
3rd Quarter	$14.12 - $16.50	3rd Quarter	$12.21 - $12.75
4th Quarter	$14.83 - $15.80	4th Quarter	$12.27 - $14.90

As of December 31, 2013 the closing bid for the Common Stock was $15.87. The closing ask price was $17.49. The Company had 341 stockholders of record of its Common Stock as of December 31, 2013. This does not include the additional beneficial owners of our common stock who held their shares in street name as of that date.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have any equity compensation plan in place and did not issue any equity securities to any person during Fiscal Year 2013.

DISTRIBUTIONS

We declared a special dividend on our Common Stock during the first quarter of Fiscal Year 2013 equal to $0.65 per share. Payment of any future dividends will be at the discretion of our Board of Directors after taking into account various relevant factors, including but not limited to results of operations, financial condition and capital expenditure plans.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered securities during the three fiscal years ended October 26, 2013.

REPURCHASES OF COMMON STOCK

The Company did not repurchase any of its common stock during the year ended October 26, 2013.

ITEM 6. SELECTED FINANCIAL DATA.

We are not required to provide the information prescribed by this item because we are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.

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

GENERAL

This Management's Discussion and Analysis as of October 26, 2013 should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in this report. It also contains forward looking statements as defined in Part I hereof.

LIQUIDITY AND CAPITAL RESOURCES.

We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2014.

We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts receivable.

Our cash increased during Fiscal Year 2013 to $3,446,819 from $2,834,374 at the end of Fiscal Year 2012, primarily because of earnings and the sale of securities. Other income decreased from the prior year primarily due to recognition of losses on sale of securities from the Company's portfolio of income securities. Our total current assets increased $37,625 to $12,485,480 in Fiscal 2013 from $12,447,863 in Fiscal 2012. This relatively small increase was due primarily to use of cash for the purchase of a new building and for a one time cash dividend to stockholders in the first quarter of 2013. It may be necessary to make future investments in new equipment and processes to compete successfully in the aerospace and commercial display markets.

RESULTS OF OPERATIONS: FISCAL YEAR 2013

NET SALES

Net sales of $6,219,616 for the Fiscal Year 2013 decreased $467,166 or about 7.0% from $6,686,782 in Fiscal 2012. This decrease was due to a general reduction in demand for certain products in Fiscal 2013.

COST OF SALES

Cost of sales decreased $709,657 or 15.2% to $3,953,317 for Fiscal 2013 compared to $4,662,974 Fiscal 2012. This decrease was due not only to reduced sales, but also to a more efficient use of raw materials resulting in lower scrap and rework costs and to a reduction in overtime labor costs and associated overhead costs. During Fiscal 2013 we increased our work in progress and finished goods inventories in an effort to better serve our customers' short term, just-in-time material requirements.Cost of sales consists of costs to manufacture the products we sell and is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control and quality departments.

OPERATING EXPENSES

Operating expenses for Fiscal 2013 were $1,099,758, an increase of $68,561 or approximately 6.6% from $1,031,197 in Fiscal 2012. Operating expenses include both general and administrative expenses and sales and delivery expenses. Our general and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME

Operating income increased $173,930 or approximately 17.5% to $1,166,541 in Fiscal 2013 from $992,611 in Fiscal 2012. The increase from Fiscal 2012 is in part due to the non-recurring 2012 expenses of $39,300 incurred in the resolution of an OSHA claim and associated professional expenses.

OTHER INCOME

Other income for Fiscal Year 2013 decreased $175,006 to $317,994 from $493,000 for Fiscal Year 2012, primarily because of our recognition of losses on the sale of income securities during Fiscal Year and reduced interest and dividend income.

PROVISONS FOR INCOME TAX

Income tax expense for Fiscal Year 2013 was $541,414 or 36.5% of pre-tax income compared to $546,971 and 36.8% of pre-tax income for Fiscal Year 2012.

NET INCOME

Net income of $943,121 or $1.22 per share for Fiscal 2013 increased approximately 0.5% from $938,640 or $1.21 per share for Fiscal 2012 as a result of the factors described above.

BACKLOG OF ORDERS

Our backlog of unshipped orders stood at $2,112,500 at the end of Fiscal Year 2013, up $113,900 from the end of Fiscal Year 2012 and down $59,600 from the end of the third quarter. Of the backlog of orders existing at year end, we expect to deliver 50% within the first quarter of Fiscal Year 2014.

RESULTS OF OPERATIONS: FISCAL YEAR 2012

Fiscal 2012 ended with net sales of $6,686,782 an increase of $766,885 or 13% over Fiscal 2011. This was due to a general improvement in demand for our products. Operating expenses, including selling expenses, were $1,031,197 for Fiscal 2012, an increase of $134,496 or 15% from Fiscal 2011. Operating income decreased $68,745 or 6% to $992,611 in Fiscal 2012 from $1,061,356 in 2011. Other income was $493,000 compared to $261,430 for Fiscal 2011 primarily as a result of increased dividends and interest from the Company's portfolio of income securities. Net income after taxes of $938,640 or $1.21 per share for Fiscal 2012 increased 9% from $862,660 for Fiscal 2011.

INFLATION

During the three year period that ended on October 26, 2013, inflation did not have a material effect on our operating results.

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

3. Our acquisition of an additional facility, together with planned aquisition of new manufacturing equipment, may not be supported by increases in profitable orders for our products. Significant quarterly fluctuations in backlog and orders challenge the Company to adjust the scale of its activities to the demand for its products; the larger the fluctuations, the more difficult it is to have efficient operations.

4. Our product offerings are concentrated. During Fiscal 2013 we derived approximately 95% of our revenues from instrument glass used for avionics and related aerospace products.

5. Our revenues come from a limited number of customers, with approximately 59% of sales during fiscal 2013 arising from two customers. The loss of one or both of such customers would be a materially adverse development for the Company.

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

12. We are controlled by our major stockholder, the Arthur John Kania Trust. The Arthur John Kania Trust beneficially owns approximately 66% of our outstanding common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Because of the high percentage of beneficial ownership, the Trustee of that Trust is able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and the Company. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock. If you acquire common stock, you may have no effective voice in the management of the Company.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to supply information on this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated January 22, 2014, are filed as part of this report starting on page 19 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended) as of October 26, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Using that evaluation, our management concluded that, as of October 26, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of Fiscal Year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Directors serve until the next annual meeting of stockholders, or until their successors have been elected. Our officers serve at the pleasure of the Board of Directors.

Anderson L. McCabe, 58 years old, is our President, Chief Executive Officer and Chief Financial Officer. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as a Process Engineer with managerial responsibilities. In 1986 he became our president. He has been a director of the Company since 1987.

Arthur J. Kania, 82 years old, is our Secretary. He is not active in our day-to-day operations. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 58 years old, has been a director of the Company since 1987. He is not active in our day-to-day operations. He is a principal of Trikan Associates (real estate ownership and management- investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and any person owning ten percent or more of the Company's common stock, to file in their personal capacities initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership arrangements are required by SEC regulation to furnish to the Company copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Company's information statement. Based solely on the Company's review of copies of such statements received by, and on representations from, the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed in 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain summary information concerning compensation paid or accrued to its sole executive officer during the past two fiscal years. He did not receive any awards, stock awards, option compensation, non equity incentive plan earnings or non-qualified deferred compensation.

Name and Principal Positions	Fiscal Year	Salary(1)	Bonus	All Other Compensation*	Total Compensation
Anderson L. McCabe President, CEO, CFO, Treasurer & Director	2013	$130,000	$35,000	$16,400	$181,400
	2012	$130,000	$50,000	$16,400	$196,400

*Includes an annual retainer as Director of Company of $12,500 for 2013 and $12,500 for 2012 in addition to a 401(k) Contribution of $3,900 for each of 2013 and 2012.

EMPLOYMENT AGREEMENTS AND NARRATIVE REGARDING EXECUTIVE COMPENSATION

Mr. McCabe, who has served as our CEO since 1986, is not a party to an employment agreement. The non-employee directors meet on an annual basis to review his base compensation and to consider the granting of a bonus. They take into account the scope of his duties and responsibilities in the Company, the challenges the Company faced during the preceding year and his contribution to the profitability of the Company. The base salary and bonus are in the judgment of those directors fair to the Company when taking the above factors into account. Those directors did not consult with any experts or other third parties in determining the amount of Mr. McCabe's compensation, but based their determinations upon their overall respective business experiences.

OPTION/SAR GRANTS; DEFERRED EXECUTIVE COMPENSATION PLAN; EQUITY COMPENSATION PLAN

The Company did not grant restricted stock awards, stock options or stock appreciation rights during Fiscal Year 2013, nor does it have any of such awards, options or rights outstanding from prior years. The Company does not have any deferred executive compensation plan. The Company does not have any securities authorized for issuance under an equity compensation plan.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2013

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

During Fiscal Year 2013, we incurred legal fees of $87,500 to the firm of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the senior partner. Mr. Kania does not share or participate in fees generated from the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Type	2013	2012
Audit Fees: (1)	$ 41,405	$ 42,458
Audit Related Fees:(2)	-0-	-0-
Tax Fees: (3)	-0-	-0-
Other Fees: (4)	-0-	-0-
Total Fees	$ 41,405	$ 42,458

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated by reference or included as part of this report:

3.1; 3.2	Articles of Incorporation and By-Laws incorporated by reference to the Form 10-KSB filed by the registrant with the SEC on February 10, 1998 for its fiscal year ended November 1, 1997 starting on page 22.
21.	List of Subsidiaries incorporated by reference to the Form 10-KSB filed by the registrant with the SEC on February 10, 1998 for its fiscal year ended November 1, 1997 starting on page 54.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Annual Report of Form 10-K of Opt-Sciences Corporation for the year ending October 26, 2013 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer January 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anderson L. McCabe	President, CEO, CFO & Director	January 23, 2014
Anderson L. McCabe

/s/ Arthur J. Kania	Secretary & Director	January 23, 2014
Arthur J. Kania

/s/ Arthur J. Kania, Jr.	Director	January 23, 2014
Arthur J. Kania, Jr.

/s/ Lorraine Domask	Chief Accountant	January 23, 2014
Lorraine Domask

OPT-SCIENCES CORPORATION
FINANCIAL STATEMENTS

Years Ended October 26, 2013 and October 27, 2012

Report of Independent Registered Public Accounting Firm

To: Stockholders and Board of Directors
      Opt-Sciences Corporation

We have audited the accompanying consolidated balance sheets of Opt-Sciences Corporation and Subsidiary as of October 26, 2013 and October 27, 2012 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the two year period ended October 26, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opt-Sciences Corporation and Subsidiary as of October 26, 2013 and October 27, 2012 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended October 26, 2013 in conformity with U.S. generally accepted accounting principles.

Goff, Backa, Alfera & Company, LLC
Pittsburgh, Pennsylvania
January 22, 2014

Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

ASSETS

	October 26, 2013	October 27, 2012
CURRENT ASSETS

Cash and cash equivalents	$ 3,446,819	$ 2,834,374
Trade accounts receivable	1,049,651	1,347,983
Inventories	954,817	652,533
Prepaid expenses	17,560	17,905
Loans and exchanges	7,055	8,942
Accrued interest receivable	55,680	65,115
Marketable securities	6,953,906	7,521,011

Total current assets	12,485,488	12,447,863

PROPERTY AND EQUIPMENT
Land	216,406	114,006
Building and improvements	935,176	578,553
Furniture and equipment	2,160,803	2,152,018
Automobiles	43,268	43,268

Total property and equipment	3,355,653	2,887,845
Less accumulated depreciation	2,294,403	2,153,786

Net property and equipment	1,061,250	734,059

OTHER ASSETS
Deposits	22,671	29,621
Total assets	$ 13,569,409	$ 13,211,543

Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	October 26, 2013	October 27, 2012

CURRENT LIABILITIES

Accounts payable - trade	$ 90,563	$ 77,424
Accrued income taxes	54,950	33,350
Accrued salaries and wages	199,721	213,800
Accrued professional fees	96,540	98,879
Deferred income taxes	22,690	107,151
Other current liabilities	45,376	38,888

Total current liabilities	509,840	569,492

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	12,641,792	12,202,801
Accumulated other comprehensive income:
Unrealized holding gain on marketable securities	82,300	103,773

Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)

Total stockholders' equity	13,059,569	12,642,051

Total liabilities and stockholders' equity	$ 13,569,409	$ 13,211,543

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
The accompanying notes are an integral part of these financial statements

	Fiscal Year Ended October 26, 2013 (52 weeks)	Fiscal Year Ended October 27, 2012 (52 weeks)

NET SALES	$ 6,219,616	$ 6,686,782
COST OF SALES	3,953,317	4,662,974
Gross profit on sales	2,266,299	2,023,808

OPERATING EXPENSES
Sales and delivery	42,106	25,829
General and administrative	1,057,652	1,005,368
Total operating expenses	1,099,758	1,031,197
Operating income	1,166,541	992,611

OTHER INCOME	317,994	493,000
Income before taxes	1,484,535	1,485,611

FEDERAL AND STATE INCOME TAXES	541,414	546,971
Net income	943,121	938,640

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) gains on
marketable securities, net of taxes	(21,473)	216,883
Comprehensive income	$ 921,648	$ 1,155,523

EARNINGS PER SHARE OF COMMON STOCK	$ 1.22	$ 1.21

Weighted average number of shares	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

	52 Weeks Ended October 26,2013	52 Weeks Ended October 27, 2012
RETAINED EARNINGS - beginning of period	$12,202,801	$11,264,161
Net income	943,121	938,640
	13,145,922	12,202,801

Less: Dividends paid	504,130	-0-
RETAINED EARNINGS - end of period	$12,641,792	$12,202,801

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
The accompanying notes are an integral part of these financial statements

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Cost	Total
BALANCE OCTOBER 29, 2011	$ 250,000	$ 272,695	$ 11,264,161	$ (113,110)	$ (187,218)	$ 11,486,528

Net income for fiscal year
ended October 27, 2012			938,640			938,640

Unrealized holding (losses) on
securities arising during period
net of tax of $155,050				216,883		216,883

BALANCE OCTOBER 27, 2012	250,000	272,695	12,202,801	103,773	(187,218)	12,642,051

Net income for fiscal year
ended October 26,2013			943,121			943,121

Less: dividends paid			(504,130)			(504,130)

Unrealized holding losses on
securities arising during period
net of tax of $14,316				(21,473)		(21,473)

BALANCE OCTOBER 26, 2013	$ 250,000	$ 272,695	$ 12,641,792	$ 82,300	$ (187,218)	$ 13,059,569

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements

	Fiscal Year Ended October 26, 2013 (52 weeks)	Fiscal Year Ended October 27, 2012 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 943,121	$ 938,640

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	147,005	143,212
Loss (gain) on sale of securities	67,508	(77,830)
Deferred income taxes	(70,145)	(4,597)

Decrease (increase) in:
Accounts receivable	298,332	(440,407)
Inventories	(302,284)	104,188
Prepaid expenses	345	6,110
Loans and exchanges	1,887	4,946
Accrued interest receivable	9,435	22,367

Increase (decrease) in:
Accounts payable	13,139	(21,860)
Accrued income taxes	21,600	(138,660)
Accrued salaries and wages	(14,079)	36,570
Accrued professional fees	(2,339)	12,954
Other current liabilities	6,488	35,694
Net cash provided by operating activities	1,120,013	621,327

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(474,196)	(60,317)
Purchases of securities	(4,328,709)	(2,382,781)
Proceeds from sale of securities	4,792,517	2,931,440
Deposits	6,950	(26,784)
Net cash (used) provided by investing activities	(3,438)	461,558

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid	(504,130)	-0-

Increase in cash	612,445	1,082,885

Cash and cash equivalents at beginning of period	2,834,374	1,751,489

Cash and cash equivalents at end of period	$ 3,446,819	$ 2,834,374

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$ 589,959	$ 690,228

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company matching contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $ 30,846 and $30,362 for the years ended October 26, 2013 and October 27, 2012, respectively.

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

Consideration of Subsequent Events

These financial statements were approved and authorized for issue by the Board of Directors on January 23, 2014 and include review of subsequent events through that date.

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  Inventories

Inventories consisted of the following:
	October 26,2013	October 27, 2012
Raw materials and supplies	$345,494	$340,694
Work in progress	317,971	127,260
Finished goods	291,352	184,579
Total	$954,817	$652,533

NOTE 3 -  Marketable Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 26, 2013
Common stock	$128,389	$27,170	$-0-	$155,559
Preferred stock	1,138,485	11,359	-0-	1,149,844
Corporate notes	1,783,334	34,458	-0-	1,817,792
High yield bonds	2,406,531	24,944	-0-	2,431,475
Foreign debt securities	786,535	50,093	-0-	818,628
Mutual funds	591,466	-0-	(10,858)	580,608
Total	$6,816,740	$148,024	$(10,858)	$6,953,906

October 27, 2012
Common stock	$28,578	$5,225	$-0-	$33,803
Preferred stock	1,318,418	40,045	-0-	1,358,463
Corporate notes	2,469,827	116,905	-0-	2,586,732
Corporate bonds	288,195	12,383	-0-	300,578
High yield bonds	1,713,685	-0-	(30,361)	1,683,324
Foreign debt securities	1,038,378	78,530	-0-	1,116,908
Mutual funds	490,975	-0-	(49,772)	441,203
Total	$7,348,056	$253,088	$(80,133)	$7,521,011

The following is a summary of maturities of debt securities available for sale as of October 26, 2013:

	Cost	Fair Market Value
One Year and Under	$523,695	$514,285
One to Five Years	2,589,371	2,631,254
Five to Ten Years	1,590,834	1,668,656
Over Ten Years	254,500	253,700
Total	$4,958,400	$5,067,895

Sales of securities available for sale during the years ended October 26, 2013 and October 27, 2012 were as follows:

	2013	2012
Proceeds from sales	$4,792,517	$2,931,440
Gross realized gains	$72,653	$147,318
Gross realized losses	$142,257	$69,488

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -  Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FASB ASC Topic 820 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. There are three broad levels defined by FASB ASC Topic 820 hierarchy. The Company only has assets and liabilities falling under level I, which quoted prices are available in active markets for identical assets or liabilities as of the reported date. See Note 3 above. The following table illustrates the classification of the Company's financial instruments within the fair value hierarchy:

		Fair Value at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 26, 2013
Common stock	$155,559	$155,559	$-0-	$-0-
Preferred stock	1,149,844	1,149,844	-0-	-0-
Corporate notes	1,817,792	1,817,792	-0-	-0-
High yield bonds	2,431,475	2,431,475	-0-	-0-
Foreign debt securities	818,628	818,628	-0-	-0-
Mutual funds	580,608	580,608	-0-	-0-
Total	$6,953,906	$6,953,906	$-0-	$-0-

October 27, 2012
Common stock	$33,803	$33,803	$-0-	$-0-
Preferred stock	1,358,463	1,358,463	-0-	-0-
Corporate notes	2,586,732	2,586,732	-0-	-0-
Corporate bonds	300,578	300,578	-0-	-0-
High yield bonds	1,683,324	1,683,324	-0-	-0-
Foreign debt securities	1,116,908	1,116,908	-0-	-0-
Mutual funds	441,203	441,203	-0-	-0-
Total	$7,521,011	$7,521,011	$-0-	$-0-

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -   Income Taxes

The income tax expense of the Company consists of the following:
	2013	2012
Current tax expense:
Federal	$478,239	$432,233
State	133,320	119,335
Total	611,559	551,568

Deferred tax expense:
Federal	(59,659)	(3,989)
State	(10,486)	(608)
Total	(70,145)	(4,597)
Total Income tax effect:	$541,414	$546,971

At October 26, 2013, the Company had a deferred tax asset of $78,296 and a deferred tax liability of $100,986, resulting in a net deferred tax liability of $22,690.

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

At October 26, 2013, the Company had capital loss carry forwards of $182,082 expiring in 2014 through 2018. All of these losses are deemed to be usable before expiration.

All tax returns from fiscal years 2010 to 2013 are subject to potential IRS audit.

NOTE 6 -  Major Customers

Two customers accounted for $2,898,799 of net sales during the year ended October 26, 2013. In addition, two other customers were actually subcontractors for, and received products manufactured for, one of the large customers. Total sales to these subcontractors were $779,633 during the year ended October 26, 2013. The amount due from all these customers, included in trade accounts receivable, was $814,189 on October 26, 2013.

Two customers accounted for $4,369,506 of net sales during the year ended October 27, 2012. In addition, two other customers were actually subcontractors for, and received products manufactured for, one of the large customers. Total sales to these subcontractors were $629,815 during the year ended October 27, 2012. The amount due from these customers, included in trade accounts receivable, was $687,785 on October 27, 2012.

NOTE 7 -  Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was approximately $2,915,600 on October 26, 2013.

NOTE 8 -  Related Party Transactions

During fiscal years 2013 and 2012, the Company incurred legal fees of $87,500 and $90,000, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner. Of the legal fees, $87,500 and $90,000 were included in accounts payable at October 26, 2013 and October 27, 2012, respectively.