Form 10-Q
period 2014-01-25
OPT SCIENCES CORP
filed 2014-03-11
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 25, 2014.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of March 7, 2014.

Opt-Sciences Corporation
FORM 10-Q FIRST QUARTER REPORT - FISCAL YEAR 2014

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of January 25, 2014 (unaudited) and October 26, 2013.	3

	Consolidated Statements of Income and Comprehensive Income (unaudited) for three months ended January 25, 2014 and three months ended January 26, 2013.	5

	Consolidated Statements of Retained Earnings (unaudited) for three months ended January 25, 2014 and three months ended January 26, 2013.	5

	Consolidated Statements of Cash Flows (unaudited) for three months ended January 25, 2014 and three months ended January 26, 2013.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

PART II	OTHER INFORMATION	13

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

	Signatures.	13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	January 25, 2014 (Unaudited)	October 26, 2013
CURRENT ASSETS

Cash and cash equivalents	$3,280,705	$3,446,819
Marketable securities	7,103,253	6,953,906
Trade accounts receivable	908,886	1,049,651
Inventories	943,186	954,817
Prepaid expenses	14,462	17,560
Loans and exchanges	8,545	7,055
Deferred income taxes	4,777	-0-
Accrued interest receivable	67,453	55,680

Total current assets	12,331,267	12,485,488

PROPERTY AND EQUIPMENT
Land	216,406	216,406
Building and improvements	958,995	935,176
Machinery and equipment	2,206,357	2,160,803
Automobiles	43,268	43,268

Total property and equipment	3,425,026	3,355,653
Less accumulated depreciation	2,328,224	2,294,403

Net property and equipment	1,096,802	1,061,250

OTHER ASSETS
Deposits	2,837	22,671
Total assets	$13,430,906	$13,569,409

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	January 25, 2014 (Unaudited)	October 26, 2013
CURRENT LIABILITIES

Accounts payable - trade	$77,909	$90,563
Accrued income taxes	74,050	54,950
Accrued salaries and wages	52,399	199,721
Accrued professional fees	72,875	96,540
Deferred income taxes	-0-	22,690
Other current liabilities	18,943	45,376

Total current liabilities	296,176	509,840

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	12,754,549	12,641,792
Accumulated other comprehensive income:
Unrealized holding gain on marketable securities	44,704	82,300
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	13,134,730	13,059,569
Total liabilities and stockholders' equity	$13,430,906	$13,569,409

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended January 25, 2014	Three Months Ended January 26,2013

NET SALES	$1,330,211	$1,360,611
COST OF SALES	1,044,659	908,561
Gross profit on sales	285,552	452,050

OPERATING EXPENSES
Sales & delivery	914	28,059
General & administrative	261,648	271,185
Total operating expenses	262,562	299,244
Operating income	22,990	152,806

OTHER INCOME	158,867	104,697
Income before taxes	181,857	257,503

FEDERAL AND STATE INCOME TAXES	69,100	103,000
Net income	112,757	154,503

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) gains on
marketable securities, net of taxes	(37,596)	19,759
Comprehensive income	$75,161	$174,262

EARNINGS PER SHARE OF
COMMON STOCK	$0.15	$0.20

Average shares of stock outstanding	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)

	Three Months Ended January 25, 2014	Three Months Ended January 26,2013

RETAINED EARNINGS - beginning of period	$12,641,792	$12,202,800
Net income	112,757	154,503
	12,754,549	12,357,303

Less: Dividends paid	-0-	504,130
RETAINED EARNINGS - end of period	$12,754,549	$11,853,173

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 25, 2014	Three Months Ended January 26,2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,757	$154,503
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	33,820	36,375
(Gain) on sales of securities	(65,416)	(8,298)
Decrease (increase) in:
Accounts receivable	140,765	350,633
Inventories	11,631	(155,118)
Prepaid expenses	3,098	6,023
Loans and exchanges	(1,490)	740
Accrued interest receivable	(11,773)	(5,833)
Deposits	19,834	18,784
(Decrease) increase in:
Accounts payable	(12,654)	95,492
Accrued income taxes	19,100	53,000
Accrued salaries and wages	(147,322)	(119,449)
Accrued professional fees	(23,665)	(75,879)
Other current liabilities	(26,433)	(16,847)
Net cash provided by operating activities	52,252	334,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(69,373)	(69,214)
Purchases of securities	(376,368)	(1,256,784)
Proceeds from sales of securities	227,375	638,297
Net cash provided by investing activities	(218,366)	(687,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	-0-	(504,130)

(Decrease) in cash	(166,114)	(857,705)

Cash and cash equivalents at beginning of period	3,446,819	2,834,374

Cash and cash equivalents at end of period	$3,280,705	$1,976,669

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$50,000	$50,000

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first three months of the Company's fiscal year 2014. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended October 26, 2013 together with the auditors' report filed as part of the Company's 2013 Annual Report on Form 10-K.

The three months that ended January 25, 2014 and the three months that ended January 26, 2013 represent thirteen weeks respectively.

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

2. INVENTORIES

Inventories consisted of the following:

	January 25, 2014	October 26,2013

Raw materials and supplies	$387,879	$345,494
Work in progress	267,541	317,971
Finished goods	287,766	291,352
Total Inventory	$943,186	$954,817

End of quarter inventories are stated at the lower of cost (first-in, first-out) or market. The inventory included in the unaudited quarterly financial statements and in this Form 10-Q is based on estimates derived from an unaudited physical inventory count of work-in-progress and raw materials. The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. The Company conducts an audited physical inventory at the end of the fiscal year in connection with its audited financial statements and preparation of its Form 10-K.

3. REVENUE RECOGNITION

The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Determinations regarding criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company shipping terms are customarily FOB shipping point.

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

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

We provide greater detail regarding other factors in our 2013 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, inventory is estimated quarterly and reconciled at the end of the fiscal year when an audited physical count is conducted (also see Notes to Consolidated Financial Statements, Note 1 Summary of Significant Accounting Policies and Note 2 Inventories).

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O and S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded first quarter sales of $1,330,211 and net income of $112,757. Sales decreased approximately 17% or $273,936 from the fourth quarter of Fiscal Year 2013. Compared to the first quarter of 2013, sales decreased approximately 2% or $30,400. We currently expect second quarter sales to be approximately $1,500,000 or slightly higher than the first quarter. International financial concerns combined with political unrest in the Middle East(resulting in higher oil prices) and the prospect of higher interest rates may adversely affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes as well as their ability and desire to upgrade existing aircraft. During the first quarter of 2014, the Company booked $1,112,000 in new orders compared to $1,112,000 in new orders booked for the fourth quarter of 2013 and $1,444,000 in new orders booked in the first quarter of 2013. Our backlog of unshipped orders was approximately $1,404,000 at the end of the first quarter, down approximately $217,500 from the end of the fourth quarter of 2013 and down $207,970 from the first quarter of 2013. The lower backlog is primarily due to a general softening of demand.

Approximately 95% of the backlog is scheduled for delivery in Fiscal Year 2014. Based on their needs which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to manufacture and ship our products. Since the Company has two customers that together represented approximately 71% of sales this quarter, any significant change in the requirements of either of those customers would have a direct impact on our revenue for a quarter or a year.

RESULTS OF OPERATIONS - FIRST QUARTER

THREE MONTHS ENDED January 25, 2014 COMPARED WITH THREE MONTHS ENDED January 26, 2013

NET SALES
Net sales for the first quarter were $1,330,211 which is $30,400 and approximately 2% less than the net sales of $1,360,611 for the first quarter last year.

COST OF SALES
Cost of sales for the first quarter increased $136,098 or 15% to $1,044,659 or 79% of sales, compared to $908,561 or 67% of sales, for the first quarter last year. The increase in cost of sales was primarily due to higher raw material costs and returned material that was deemed not reworkable. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the first quarter decreased $166,498 to $285,552 or approximately 21% of sales from $452,050 or 33% of sales reported for the first quarter last year.

OPERATING EXPENSES
Operating expenses decreased $36,682 to $262,562 from $299,244 for the same quarter last year. This decrease was primarily due to a decrease in travel and legal expenses. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $22,990 or 2% of sales for the first quarter compared to operating income of $152,806 or approximately 11% of sales, for the first quarter last year.

OTHER INCOME
Other income of $158,867 for the first quarter increased by $54,170 or approximately 52% from the same quarter last year. This increase was primarily related to realized gains from the sales of securities from the Company's portfolio.

PROVISONS FOR INCOME TAX
Income tax expense for the first quarter was $69,100 or 38% of pre tax income compared to $103,000 and 40% of pre tax income for the first quarter last year.

NET INCOME
Net income for the first quarter ending January 26, 2014 was $112,757 or $0.15 per share compared to $154,503 or $0.20 per share for the first quarter ending January 26, 2013 .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation which is conducted quarterly by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of January 25, 2014  he has concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Quarterly Report of Form 10-Q of Opt-Sciences Corporation for the period ending January 25, 2014 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer March 11, 2014