Form 10-Q
period 2014-04-26
OPT SCIENCES CORP
filed 2014-06-09
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 26, 2014.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of June 9, 2014.

Opt-Sciences Corporation
FORM 10-Q SECOND QUARTER REPORT - FISCAL YEAR 2014

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of April 26, 2014 (unaudited) and October 26, 2013.	3

	Consolidated Statements of Income and Comprehensive Income (unaudited) for three and six months ended April 26, 2014 and three and six months ended April 27, 2013.	5

	Consolidated Statements of Retained Earnings (unaudited) for three and six months ended April 26, 2014 and three and six months ended April 27, 2013.	5

	Consolidated Statements of Cash Flows (unaudited) for six months ended April 26, 2014 and six months ended April 27, 2013.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

PART II	OTHER INFORMATION	12

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

	Signatures.	13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	April 26, 2014 (Unaudited)	October 26, 2013
CURRENT ASSETS

Cash and cash equivalents	$3,411,459	$3,446,819
Marketable securities	7,134,714	6,953,906
Trade accounts receivable	1,057,945	1,049,651
Inventories	1,056,260	954,817
Prepaid expenses	22,907	17,560
Loans and exchanges	6,935	7,055
Prepaid taxes	41,479	-0-
Accrued interest receivable	53,788	55,680

Total current assets	12,785,487	12,485,488

PROPERTY AND EQUIPMENT
Land	216,406	216,406
Building and improvements	963,174	935,176
Machinery and equipment	2,217,895	2,160,803
Automobiles	43,268	43,268

Total property and equipment	3,440,743	3,355,653
Less accumulated depreciation	2,365,506	2,294,403

Net property and equipment	1,075,237	1,061,250

OTHER ASSETS
Deposits	2,837	22,671
Total assets	$13,863,561	$13,569,409

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	April 26, 2014 (Unaudited)	October 26, 2013
CURRENT LIABILITIES

Accounts payable - trade	$111,882	$90,563
Accrued income taxes	-0-	54,950
Accrued salaries and wages	132,158	199,721
Accrued professional fees	27,375	96,540
Deferred income taxes	44,180	22,690
Other current liabilities	25,306	45,376

Total current liabilities	340,901	509,840

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	13,062,602	12,641,792
Accumulated other comprehensive income:
Unrealized holding gain on marketable securities	124,581	82,300
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	13,522,660	13,059,569
Total liabilities and stockholders' equity	$13,863,561	$13,569,409

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended April 26, 2014	Three Months Ended April 27,2013	Six Months Ended April 26,2014	Six Months Ended April 27,2013

NET SALES	$1,753,365	$1,727,163	$3,083,576	$3,087,774
COST OF SALES	1,090,087	1,046,790	2,134,746	1,955,351
Gross profit on sales	663,278	680,373	948,830	1,132,423

OPERATING EXPENSES
Sales & delivery	6,912	1,428	7,826	29,487
General & administrative	263,271	256,166	524,919	527,351
Total operating expenses	270,183	257,594	532,745	556,838
Operating income	393,095	422,779	416,085	575,585

OTHER INCOME	103,758	118,961	262,625	223,658
Income before taxes	496,853	541,740	678,710	799,243

FEDERAL AND STATE INCOME TAXES	188,800	216,700	257,900	319,700
Net income	308,053	325,040	420,810	479,543

OTHER COMPREHENSIVE INCOME
Unrealized holding gains on
marketable securities, net of taxes	79,877	62,559	42,281	186,091
Comprehensive income	$387,930	$387,599	$463,091	$665,634

EARNINGS PER SHARE OF
COMMON STOCK	$0.40	$0.42	$0.54	$0.62

Average shares of stock outstanding	775,585	775,585	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)

	Three Months Ended April 26, 2014	Three Months Ended April 27,2013	Six Months Ended April 26,2014	Six Months Ended April 27,2013

RETAINED EARNINGS - beginning of period	$12,754,549	$11,853,174	$12,641,792	$12,202,801
Net income	308,053	325,040	420,810	479,543
	13,062,602	12,178,214	13,062,602	12,682,344

Less: Dividends paid	-0-	-0-	-0-	504,130
RETAINED EARNINGS - end of period	$13,062,602	$12,178,214	$13,062,602	$12,178,214

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 26, 2014	Six Months Ended April 27,2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$420,810	$479,543
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation	71,103	73,110
(Gain) on sale of securities	(66,721)	(10,391)
Decrease (increase) in:
Accounts receivable	(8,294)	367,874
Inventories	(101,443)	(130,380)
Prepaid expenses	(5,347)	(4,118)
Prepaid income taxes	(41,479)	-0-
Loans and exchanges	120	990
Accrued interest receivable	1,892	(16,534)
Deposits	19,834	26,784
(Decrease) increase in:
Accounts payable	21,319	38,261
Accrued income taxes	(54,950)	5,141
Accrued salaries and wages	(67,563)	(71,435)
Accrued professional fees	(69,165)	(52,879)
Other current liabilities	(20,070)	(6,599)
Net cash provided by operating activities	100,046	699,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(85,090)	(82,980)
Purchases of securities	(527,690)	(1,756,194)
Proceeds from sale of securities	477,374	738,299
Net cash (used) by investing activities	(135,406)	(1,100,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	-0-	(504,130)

(Decrease) in cash	(35,360)	(905,638)

Cash and cash equivalents at beginning of period	3,446,819	2,834,374

Cash and cash equivalents at end of period	$3,411,459	$1,928,736

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$354,329	$264,559

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first six months of the Company's fiscal year 2014. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended October 26, 2013 together with the auditors' report filed as part of the Company's 2013 Annual Report on Form 10-K.

The three and six months that ended April 26, 2014 represent thirteen and twenty-six weeks respectively.The three and six months that ended April 27, 2013 represent thirteen and twenty-six weeks respectively.

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

2. INVENTORIES

Inventories consisted of the following:

	April 26, 2014	October 26,2013

Raw materials and supplies	$502,804	$345,494
Work in progress	231,191	317,971
Finished goods	322,265	291,352
Total Inventory	$1,056,260	$954,817

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O and S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded second quarter sales of $1,753,365 and net income of $308,503. Sales increased approximately 26% or $423,154 from the first quarter of Fiscal Year 2014. Compared to the second quarter of 2013, sales increased approximately 2% or $26,202. We currently expect third quarter sales to be approximately $1,700,000 or approximately at the same level as the second quarter. International financial concerns combined with political unrest in the Middle East (resulting in higher oil prices) and the prospect of higher interest rates may adversely affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes as well as their ability and desire to upgrade existing aircraft. During the second quarter of 2014, the Company booked $2,310,000 in new orders compared to $1,112,000 in new orders booked for the first quarter of 2014 and $1,706,000 in new orders booked in the second quarter of 2013. Our backlog of unshipped orders was approximately $2,410,000 at the end of the second quarter, up approximately $556,000 from the end of the first quarter of 2014 and up $369,000 from the second quarter of 2013. The higher backlog is primarily due to a general increase of demand.

Approximately 88% of the backlog is scheduled for delivery in Fiscal Year 2014. Based on their needs which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to manufacture and ship our products. Since the Company has two customers that together represented approximately 65% of sales for the first and second quarters, any significant change in the requirements of either of those customers would have a direct impact on our revenue for a quarter or a year.

RESULTS OF OPERATIONS - SECOND QUARTER

THREE MONTHS ENDED APRIL 26, 2014 COMPARED WITH THREE MONTHS ENDED APRIL 27, 2013

NET SALES
Net sales for the second quarter were $1,753,365 which is $26,202 and approximately 2% less than the net sales of $1,727,163 for the second quarter last year.

COST OF SALES
Cost of sales for the second quarter increased $43,297 or 4% to $1,090,087 or 62% of sales, compared to $1,046,790 or 61% of sales, for the second quarter last year. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the second quarter decreased $17,095 to $663,278 or approximately 38% of sales from $680,373 or 39% of sales reported for the second quarter last year.

OPERATING EXPENSES
Operating expenses increased $12,589 to $270,183 from $257,594 for the same quarter last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $393,095 or approximately 22% of sales for the second quarter compared to operating income of $422,779 or approximately 24% of sales, for the second quarter last year.

OTHER INCOME
Other income of $103,758 for the second quarter decreased by $15,203 or approximately 13% from the same quarter last year.

PROVISONS FOR INCOME TAX
Income tax expense for the second quarter was $188,800 or 38% of pre-tax income compared to $216,700 and 40% of pre tax income for the second quarter last year.

NET INCOME
Net income for the second quarter ending April 26, 2014 was $308,053 or $0.40 per share compared to $325,040 or $0.42 per share for the second quarter ending April 27, 2013 .

SIX MONTHS ENDED APRIL 26, 2014 COMPARED WITH SIX MONTHS ENDED APRIL 27, 2013

NET SALES
Net sales for the first two quarters were $3,083,576 which is $4,198 less than the net sales of $3,087,774 for the first two quarters last year.

COST OF SALES
Cost of sales for the first two quarters increased $179,395 or 9% to $2,134,746 or 69% of sales, compared to $1,955,351 or 63% of sales, for the first two quarters last year. The increase in cost of sales was primarily due to higher raw material costs and returned material that was deemed not reworkable. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the first two quarters decreased $183,593 to $948,830 or approximately 31% of sales from $1,132,423 or 37% of sales reported for the first two quarters last year.

OPERATING EXPENSES
Operating expenses decreased $24,093 to $532,745 from $556,838 for the same six month period last year. This decrease was primarily due to a decrease in travel and legal expenses. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $416,085 or 13% of sales for the six months compared to operating income of $575,585 or approximately 18% of sales, for the first six months last year.

OTHER INCOME
Other income of $262,625 for the first two quarters increased by $38,967 or approximately 17% from the same two quarters last year. This increase was primarily related to realized gains from the sales of securities from the Company's portfolio.

PROVISONS FOR INCOME TAX
Income tax expense for the first two quarters was $257,900 or 38% of pre-tax income compared to $319,700 and 40% of pre tax income for the first two quarters last year.

NET INCOME
Net income for the six months ending April 26, 2014 was $420,810 or $0.54 per share compared to $479,543 or $0.62 per share for the six months ending April 27, 2013 .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation which is conducted quarterly by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of April 26, 2014  he has concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Quarterly Report of Form 10-Q of Opt-Sciences Corporation for the period ending April 26, 2014 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer June 9, 2014