Form 10-Q
period 2014-07-26
OPT SCIENCES CORP
filed 2014-09-10
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 26, 2014.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of September 8, 2014.

Opt-Sciences Corporation
FORM 10-Q THIRD QUARTER REPORT - FISCAL YEAR 2014

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of July 26, 2014 (unaudited) and October 26, 2013.	3

	Consolidated Statements of Income and Comprehensive Income (unaudited) for three and nine months ended July 26, 2014 and three and nine months ended July 27, 2013.	5

	Consolidated Statements of Retained Earnings (unaudited) for three and nine months ended July 26, 2014 and three and nine months ended July 27, 2013.	5

	Consolidated Statements of Cash Flows (unaudited) for nine months ended July 26, 2014 and nine months ended July 27, 2013.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

PART II	OTHER INFORMATION	12

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

	Signatures.	13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	July 26, 2014 (Unaudited)	October 26, 2013
CURRENT ASSETS

Cash and cash equivalents	$3,165,132	$3,446,819
Marketable securities	7,724,090	6,953,906
Trade accounts receivable	1,084,266	1,049,651
Inventories	920,584	954,817
Prepaid expenses	24,327	17,560
Loans and exchanges	6,140	7,055
Prepaid taxes	40,279	-0-
Accrued interest receivable	62,271	55,680

Total current assets	13,027,089	12,485,488

PROPERTY AND EQUIPMENT
Land	216,406	216,406
Building and improvements	966,177	935,176
Machinery and equipment	2,219,823	2,160,803
Automobiles	43,268	43,268

Total property and equipment	3,445,674	3,355,653
Less accumulated depreciation	2,399,869	2,294,403

Net property and equipment	1,045,805	1,061,250

OTHER ASSETS
Deposits	2,837	22,671
Total assets	$14,075,731	$13,569,409

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	July 26, 2014 (Unaudited)	October 26, 2013
CURRENT LIABILITIES

Accounts payable - trade	$87,784	$90,563
Accrued income taxes	-0-	54,950
Accrued salaries and wages	121,004	199,721
Accrued professional fees	50,000	96,540
Deferred income taxes	38,655	22,690
Other current liabilities	16,779	45,376

Total current liabilities	314,222	509,840

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	13,310,465	12,641,792
Accumulated other comprehensive income:
Unrealized holding gain on marketable securities	115,567	82,300
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	13,761,509	13,059,569
Total liabilities and stockholders' equity	$14,075,731	$13,569,409

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended July 26, 2014	Three Months Ended July 27,2013	Nine Months Ended July 26,2014	Nine Months Ended July 27,2013

NET SALES	$1,712,528	$1,572,160	$4,796,104	$4,659,934
COST OF SALES	1,155,483	922,827	3,290,229	2,878,178
Gross profit on sales	557,045	649,333	1,505,875	1,781,756

OPERATING EXPENSES
Sales & delivery	7,582	5,793	15,408	35,280
General & administrative	267,293	265,828	792,212	793,179
Total operating expenses	274,875	271,621	807,620	828,459
Operating income	282,170	377,712	698,255	953,297

OTHER INCOME	117,593	9,565	380,218	233,223
Income before taxes	399,763	387,277	1,078,473	1,186,520

FEDERAL AND STATE INCOME TAXES	151,900	166,800	409,800	486,500
Net income	247,863	220,477	668,673	700,020

OTHER COMPREHENSIVE INCOME
Unrealized holding gains on
marketable securities, net of taxes	(9,014)	(145,232)	33,267	40,859
Comprehensive income	$238,849	$75,245	$701,940	$740,879

EARNINGS PER SHARE OF
COMMON STOCK	$0.32	$0.28	$0.86	$0.90

Average shares of stock outstanding	775,585	775,585	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)

	Three Months Ended July 26, 2014	Three Months Ended July 27,2013	Nine Months Ended July 26,2014	Nine Months Ended July 27,2013

RETAINED EARNINGS - beginning of period	$13,062,602	$12,178,214	$12,641,792	$12,202,801
Net income	247,863	220,477	668,673	700,020
	13,310,465	12,398,691	13,310,465	12,902,821

Less: Dividends paid	-0-	-0-	-0-	504,130
RETAINED EARNINGS - end of period	$13,310,465	$12,398,691	$13,310,465	$12,398,691

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 26, 2014	Nine Months Ended July 27,2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$668,673	$700,020
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation	105,466	110,014
(Gain) loss on sale of securities	(80,873)	61,830
(Increase) decrease in:
Accounts receivable	(34,615)	148,332
Inventories	34,233	(189,695)
Prepaid expenses	(6,767)	368
Prepaid income taxes	(40,279)	-0-
Loans and exchanges	915	2,317
Accrued interest receivable	(6,591)	12,868
Deposits	19,834	26,784
(Decrease) increase in:
Accounts payable	(2,779)	(9,005)
Accrued income taxes	(54,950)	34,241
Accrued salaries and wages	(78,717)	(33,989)
Accrued professional fees	(46,540)	(36,879)
Other current liabilities	(28,597)	(1,216)
Net cash provided by operating activities	448,413	825,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(90,021)	(97,064)
Purchases of securities	(1,336,649)	(3,016,510)
Proceeds from sale of securities	696,570	4,196,533
Net cash (used) provided by investing activities	(730,100)	1,082,959

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	-0-	(504,130)

(Decrease) increase in cash	(281,687)	1,404,819

Cash and cash equivalents at beginning of period	3,446,819	2,834,374

Cash and cash equivalents at end of period	$3,165,132	$4,239,193

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$505,029	$402,259

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first nine months of the Company's fiscal year 2014. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended October 26, 2013 together with the auditors' report filed as part of the Company's 2013 Annual Report on Form 10-K.

The three and nine months that ended July 26, 2014 represent thirteen and thirty-nine weeks respectively.The three and nine months that ended July 27, 2013 represent thirteen and thirty-nine weeks respectively.

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

2. INVENTORIES

Inventories consisted of the following:

	July 26, 2014	October 26,2013

Raw materials and supplies	$418,885	$345,494
Work in progress	220,829	317,971
Finished goods	280,870	291,352
Total Inventory	$920,584	$954,817

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O and S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded third quarter sales of $1,712,528 and net income of $247,853. Sales decreased approximately 2% or $40,837 from the second quarter of Fiscal Year 2014. Compared to the third quarter of 2013, sales increased approximately 9% or $140,368. We currently expect fourth quarter sales to be approximately $1,800,000 or slightly higher than the third quarter. International financial concerns combined with political unrest in the Middle East (resulting in higher oil prices) and the prospect of higher interest rates may adversely affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes as well as their ability and desire to upgrade existing aircraft. During the third quarter of 2014, the Company booked $1,408,000 in new orders compared to $2,310,000 in new orders booked for the second quarter of 2014 and $1,654,000 in new orders booked in the third quarter of 2013. Our backlog of unshipped orders was approximately $2,169,000 at the end of the third quarter, down approximately $282,000 from the end of the second quarter of 2014 and down approximately $3,000 from the third quarter of 2013. The lower backlog is primarily due to the cyclic demands of our customers.

Approximately 83% of the backlog is scheduled for delivery in Fiscal Year 2014. Based on their needs which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to manufacture and ship our products. Since the Company has two customers that together represented approximately 65% of sales for the first three quarters, any significant change in the requirements of either of those customers would have a direct impact on our revenue for a quarter or a year.

RESULTS OF OPERATIONS - THIRD QUARTER

THREE MONTHS ENDED JULY 26, 2014 COMPARED WITH THREE MONTHS ENDED JULY 27, 2013

NET SALES
Net sales for the third quarter were $1,712,528 which is $140,368 and approximately 9% more than the net sales of $1,572,160 for the third quarter last year.

COST OF SALES
Cost of sales for the third quarter increased $232,656 or 25% to $1,155,483 or 67% of sales, compared to $922,827 or 59% of sales, for the third quarter last year. This increase in cost of sales is related to increased engineering costs and minor inventory fluctuations. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the third quarter decreased $92,288 to $557,045 or approximately 33% of sales from $649,333 or 41% of sales reported for the third quarter last year.

OPERATING EXPENSES
Operating expenses increased $3,254 to $274,875 from $271,621 for the same quarter last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $282,170 or approximately 16% of sales for the third quarter compared to operating income of $377,712 or approximately 24% of sales, for the third quarter last year.

OTHER INCOME
Other income of $117,593 for the third quarter increased by $108,028 from the same quarter last year. This increase is primarily the result of the recognition of substantial capital losses in the prior period.

PROVISONS FOR INCOME TAX
Income tax expense for the third quarter was $151,900 or 38% of pre-tax income compared to $166,800 or 43% of pre tax income for the third quarter last year. The slight reduction in the rate of taxation resulted from the use of capital loss carryforwards to offset current year gains on the sale of securities.

NET INCOME
Net income for the third quarter ending July 26, 2014 was $247,863 or $0.32 per share compared to $220,477 or $0.28 per share for the third quarter ending July 27, 2013.

NINE MONTHS ENDED JULY 26, 2014 COMPARED WITH NINE MONTHS ENDED JULY 27, 2013

NET SALES
Net sales for the first three quarters were $ $4,796,104 which is $136,170 more than the net sales of $4,659,934 for the first three quarters last year.

COST OF SALES
Cost of sales for the first three quarters increased $412,051 or 14% to $3,290,229 or 69% of sales, compared to $2,878,178 or 62% of sales, for the first three quarters last year. The increase in cost of sales was primarily due to higher engineering costs, higher raw material costs and returned material that was deemed not reworkable. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the first three quarters decreased $275,881 to $1,505,875 or approximately 31% of sales from $1,781,756 or 38% of sales reported for the first three quarters last year.

OPERATING EXPENSES
Operating expenses decreased $20,839 to $807,620 from $828,459 for the same nine month period last year. This decrease was primarily due to a decrease in travel. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $698,255 or 15% of sales for the nine months compared to operating income of $953,297 or approximately 20% of sales, for the first nine months last year.

OTHER INCOME
Other income of $380,218 for the first three quarters increased by $146,995 from the same three quarters last year. This increase was primarily related to realized gains from the sales of securities from the Company's portfolio.

PROVISONS FOR INCOME TAX
Income tax expense for the first three quarters was $409,800 or 38% of pre-tax income compared to $486,500 or 41% of pre tax income for the first three quarters last year.

NET INCOME
Net income for the nine months ending July 26, 2014 was $668,673 or $0.86 per share compared to $700,020 or $0.90 per share for the nine months ending July 27, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation which is conducted quarterly by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of July 26, 2014  he has concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Quarterly Report of Form 10-Q of Opt-Sciences Corporation for the period ending July 26, 2014 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer September 9, 2014