Form 10-K
period 2014-11-01
OPT SCIENCES CORP
filed 2015-01-29
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 1, 2014.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

COMMISSION FILE NUMBER: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(zip code)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of the 293,945 common shares held by non-affiliates (i.e., excluding shares held by officers, directors and each person owning 5% or more of the outstanding stock) as of the end of the last business day of the registrant's most recently completed second fiscal quarter (April 25, 2014) was $4,791,304 computed by reference to the highest bid price of the stock ($16.30 per share) as quoted by the OTC Markets Group, Inc., in the non-NASDAQ Over-The-Counter Market.

As of January 29, 2015 the registrant had outstanding 775,585 shares of its common stock, par value of $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OPT-SCIENCES CORPORATION
FORM 10-K ANNUAL REPORT - FISCAL YEAR 2014

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revision to the forward looking statements or to report unanticipated events which vary from the forward looking statements.

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

Our business is highly dependent on a robust commercial, business, and regional aircraft market and to a lesser degree the military aircraft market. We generally have a four to twelve week delivery cycle depending on product complexity, available plant capacity and required lead time for specialty raw materials such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter because we generally schedule shipments based on a customer's requested delivery date and not on our ability to make shipments. All orders are custom manufactured. Since approximately 65% of sales is represented by two major customers and two subcontractors of one of those customers, any significant change in the requirements of either of those customers has a direct impact on our revenue for any given quarter. When one of these customers accelerates or defers a sizable order, sales for the following quarters may be adjusted as the customer reevaluates its needs. Based on our understanding of the industry and the needs of our customers, we expect to complete and ship approximately 50% of the Fiscal Year 2014 backlog of unshipped orders before the end of the first quarter of fiscal 2015. If we do so, we expect first quarter sales to be approximately $1,600,000. Sales for the following quarters are expected to fluctuate based on then current market conditions.

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

STRATEGY FOR THE FUTURE. We continue to re-evaluate and adjust our growth strategy pertaining to sales and marketing, taking into account our production facilities and our staffing methods to maximize the value of our financial and human resources. With the acquisition of an adjacent industrial facility during Fiscal Year 2013, we now have additional space to reorganize our production layout and accommodate the future growth of our business. See "Properties" below.

For Fiscal Year 2015, we expect overall sales to be slightly down from Fiscal Year 2014. We continue to see potential for growth in our conductive coating business which is used primarily, but not exclusively, on military platforms. We expect the anti-reflective coating market to remain at current levels. We believe our future success is contingent on the timely increase of our capacity to provide conductive coatings, satisfying the needs of our current customers, securing new customers, developing new products and providing adequate staff and facilities to meet our requirements.

MARKETING AND SALES. Our principal sales executive is our President, who maintains regular contact with the largest customers and continually seeks to develop new customers. We do not currently employ the services of manufacturer's representatives or sales personnel. O and S Research, Inc. and our products are listed in the Thomas Register. We also maintain sales websites at osresearch.com and optsciences.com. We engage in a low cost public relations and advertising program. Purchasing personnel of corporations or governmental agencies place orders with us, based on price, delivery terms, satisfaction of technical specifications and quality of product. Procurement departments of customers ordinarily purchase products from us because we are on an approved vendor list. We enhance sales prospects by providing creative technical solutions to customer requirements. We are currently an approved vendor for major aircraft programs. We continue to be a major supplier for the antiglare face plates covering the flat panel displays on the Boeing 777 and the 737 Next Generation models of commercial aircraft and the long range Gulfstream and Dassault Falcon business jets. We are also an approved vendor for instrument glass used on several military aircraft platforms including the C5 Galaxy and the C130. In Fiscal 2014, we derived approximately 65% of our revenues from two major customers and two subcontractors of one of those customers. The loss or permanent curtailment of business with either of these companies would have a negative impact on our operating results.

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

COMPETITION. Competition is based on product quality, price, reputation and ability to meet delivery deadlines. The market for our products is very competitive. The type and amount of instrument glass consumed is subject to changes in display technology and an ongoing reduction in the number of displays used on both new aircraft and retrofitted aircraft. Our major competitors include JDSU, Dontech, Schott Glass, Quantum, TFD and Hoya Optics. Some of our competitors generally have significantly more financial, technical and human resources than we do. Because of this, some of our competitors have the capacity to respond more quickly to emerging technologies and customer preferences and may devote greater resources to development, promotion and sale of their products than we can. This competition could result, and in the past has resulted, in price reductions, reduced margins and lower market share.

EMPLOYEES. As of November 1, 2014, we employed 46 employees, of which 43 were full time individuals and none of whom are members of organized labor. This represents a reduction of one full time employee from the end of Fiscal 2013. We may make adjustments to our employee levels during the year based on changes in the market and our specific efforts to improve efficiencies and customer service. We believe we have a good relationship with our employees. We are subject to the federal minimum wage and hour laws and provide various routine employee benefits such as life and health insurance. We also provide a 401(k) Plan for the benefit of all our employees; we do not have a stock option plan. The Company's 401(k) Plan currently includes a matching contribution from us representing $0.50 for each $1.00 an employee contributes up to 6% of the employee's base wages.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS. None.

ITEM 2. PROPERTIES.

We conduct our operations at our principal office and manufacturing facility located in Cinnaminson, New Jersey. We own this 1.4 acre property in fee simple, and the property is not encumbered by any lien or mortgage. The cinderblock and masonry facility contains approximately 11,000 square feet of manufacturing space and approximately 1,200 square feet of office space. We also own and utilize a building containing 500 square feet of warehouse and 7,500 square feet of manufacturing space on premises adjacent to the main manufacturing facility. In 2013, we acquired another building located near our current facility. It represents approximately 14,000 square feet of additional potential manufacturing, warehouse and office space when renovations are complete. Although we currently lease 5,000 square feet in Cinnaminson, New Jersey on a year to year basis for general warehouse and material storage, we plan to vacate those premises in 2015 and relocate the contents to our new building. We expect the newly acquired building to satisfy our current goals for additional space and to improve operational efficiency.

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

	Fiscal 2014 Bid Price			Fiscal 2013 Bid Price
1st Quarter	$ 15.57	-	$ 16.99	$ 13.00	-	$ 14.90
2nd Quarter	$ 16.26	-	$ 17.00	$ 13.51	-	$ 14.65
3rd Quarter	$ 15.75	-	$ 17.90	$ 14.12	-	$ 16.50
4th Quarter	$ 15.80	-	$ 17.12	$ 14.83	-	$ 15.80

As of December 31, 2014 the closing bid for the Common Stock was $16.60. The closing ask price was $17.50. The Company had 316 stockholders of record of its Common Stock as of December 31, 2014. This does not include the additional beneficial owners of our common stock who held their shares in street name as of that date.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The Company does not have any equity compensation plan in place and did not issue any equity securities to any person during Fiscal Year 2014.

DISTRIBUTIONS
We did not declare any dividend on our Common Stock during Fiscal Year 2014. Payment of future dividends will be at the discretion of our Board of Directors after taking into account various relevant factors, including but not limited to results of operations, financial condition and capital expenditure plans.

RECENT SALES OF UNREGISTERED SECURITIES
We did not sell unregistered securities during the three fiscal years ended November 1, 2014.

REPURCHASES OF COMMON STOCK
The Company did not repurchase any of its Common Stock during the year ended November 1, 2014.

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

GENERAL
This Management's Discussion and Analysis as of November 1, 2014 contains forward looking statements as defined in Part I hereof and should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in this report.

LIQUIDITY AND CAPITAL RESOURCES.
We have sufficient liquidity and credit to fund our contemplated capital and operating activities through Fiscal 2015. We continue to use our working capital to finance current operations, including equipment purchases, capital improvements, inventory, payroll and accounts payable. Our cash decreased during Fiscal Year 2014 to $3,259,372 from $3,446,819 at the end of Fiscal Year 2013, primarily because of the purchase of securities. Our total current assets increased $1,205,943 to $13,691,431 in Fiscal 2014 from $12,485,488 in Fiscal 2013. This increase was due primarily to operating income and gains in the income securities portfolio. It may be necessary to make future investments in new equipment and processes to compete successfully in the aerospace and commercial display markets.

RESULTS OF OPERATIONS: FISCAL YEAR 2014

NET SALES. Net sales of $7,073,463 for the Fiscal Year 2014 increased $853,847 or approximately 14% from $6,219,616 in Fiscal 2013. This increase was due to a general increase in demand for certain products from some of our key customers and the addition of some new customers in Fiscal 2014.

COST OF SALES. Cost of sales increased $657,438 or approximately 16% to $4,610,755 for Fiscal 2014 compared to $3,953,317 Fiscal 2013. This increase was primarily due to increased sales, additional engineering expenses and to a higher customer return rate than the previous year. During Fiscal 2014 we increased our raw materials and supplies inventories to serve as a larger buffer against possible disruptions in our supply chain. The reduction in finished goods compared to Fiscal 2013 was primarily a timing issue with shipments. Cost of sales consists of costs to manufacture the products we sell and is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, medical and dental benefits, building expenses, production supplies, and costs related to our production, inventory control and quality departments.

OPERATING EXPENSES. Operating expenses for Fiscal 2014 were $1,218,993, an increase of $119,235 or approximately 11% from $1,099,758 in Fiscal 2013. Operating expenses include both general and administrative expenses and sales and delivery expenses. Our general and administrative expenses consist of marketing and business development expenses, professional expenses, travel expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME. Operating income increased $77,174 or approximately 7% to $1,243,715 in Fiscal 2014 from $1,166,541 in Fiscal 2013.

OTHER INCOME. Other income for Fiscal Year 2014 increased $178,862 to $496,856 from $317,994 for Fiscal Year 2013, primarily because of gains recognized on the sale of securities.

PROVISONS FOR INCOME TAX. Income tax expense for Fiscal Year 2014 was $626,492 or approximately 36% of pre-tax income compared to $541,414 and approximately 36% of pre-tax income for Fiscal Year 2013.

NET INCOME. Net income of $1,114,079 or $1.44 per share for Fiscal 2014 increased $179,958 or approximately 18% from $943,121 or $1.22 per share for Fiscal 2013 as a result of the factors described above.

BACKLOG OF ORDERS
Our backlog of unshipped orders stood at $1,954,800 at the end of Fiscal Year 2014, down $157,697 from the end of Fiscal Year 2013 and down $214,258 from the end of the third quarter. Of the backlog of orders existing at year end, we expect to deliver 50% within the first quarter of Fiscal Year 2015.

RESULTS OF OPERATIONS: FISCAL YEAR 2013
Net sales of $6,219,616 for the Fiscal Year 2013 decreased $467,166 or approximately 7.0% from $6,686,782 in Fiscal 2012. This decrease was due to a general reduction in demand for certain products in Fiscal 2013. Operating expenses, including selling expenses, were $1,099,758 for Fiscal 2013, an increase of $68,561 or approximately 6.6% from $1,031,197 in Fiscal 2012. Operating income increased $173,930 or approximately 17.5% to $1,166,541 in Fiscal 2013 from $992,611 in Fiscal 2012. Other income for Fiscal Year 2013 decreased $175,006 to $317,994 from $493,000 for Fiscal Year 2012, primarily because of our recognition of losses on the sale of income securities during Fiscal Year 2013 and reduced interest and dividend income. Net income of $943,121 or $1.22 per share for Fiscal 2013 increased approximately 0.5% from $938,640 or $1.21 per share for Fiscal 2012.

INFLATION
During the three year period that ended on November 1, 2014, inflation did not have a material effect on our operating results.

OFF BALANCE SHEET ARRANGEMENTS
We do not currently have any off balance sheet arrangements.

COMPANY RISK FACTORS
An investment in our common stock involves investment risks. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

1.	The market price of our common stock may fluctuate significantly. In addition, since our common stock has been thinly traded, it is difficult for our shareholders to sell shares of our common stock at a predictable price.
2.	Any continuation of weakness in the global economy may have negative implications for our Company. Since our products are incorporated into very expensive new and retrofitted aircraft, the lack of a strong global economy and orderly capital markets may result in reduced demand for our products.
3.	Our acquisition of an additional facility, together with planned acquisition of new manufacturing equipment, may not be supported by increases in profitable orders for our products. Significant quarterly fluctuations in backlog and orders challenge the Company to adjust the scale of its activities to the demand for its products; the larger the fluctuations, the more difficult it is to have efficient operations.
4.	Our product offerings are concentrated. During Fiscal 2014 we derived approximately 95% of our revenues from instrument glass used for avionics and related aerospace products.
5.	Our revenues come from a limited number of customers, with approximately 65% of sales during fiscal 2014 arising from two customers and two subcontractors of one of those customers. The loss of one or both of such customers would be a materially adverse development for the Company.

6.	For a major portion of our business, we rely on raw materials manufactured in foreign countries. An interruption of such supplies would have a significant impact on sales and our ability to support our customers.
7.	Our success depends on the efforts and expertise of our President, Anderson L. McCabe. He is our chief executive officer, our chief financial officer and our principal marketing officer. His death, disability or termination of employment would adversely affect the future of our Company. We do not have employment contracts with Mr. McCabe or other management personnel. We do not maintain key man life insurance on Mr. McCabe or other key personnel.
8.	The market for our products is very competitive.
9.	In order to increase income on our liquid assets, we invested a very substantial portion of our cash assets in a managed investment portfolio, which is subject to valuation decline in the event of a market downturn for all or any of the income securities in that portfolio.
10.	Purchase orders and specifications from our customers may include extensive product warranties and contractual undertakings. Accordingly, future claims by our customers may have an adverse effect on our future operating results.
11.	Our industry is also subject to significant risk from outside influences, such as terrorist attacks (9/11) and biological epidemics (SARs and Avian flu outbreaks in Asia). Other factors that may in the future influence our industry are inflation, changes in diplomatic and trade relations with other countries, tariffs, trade barriers and other regulatory barriers.
12.	We are controlled by our major stockholder, the Arthur John Kania Trust. The Arthur John Kania Trust beneficially owns approximately 66% of our outstanding common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Because of the high percentage of beneficial ownership, the Trustee of that Trust is able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and the Company. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock. If you acquire common stock, you may have no effective voice in the management of the Company.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to supply information on this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements, the notes thereto, and the reports thereon by Goff Backa, Alfera & Company, LLC. dated January 26, 2015, are filed as part of this report starting on page 16 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended) as of November 1, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Using that evaluation, our management concluded that, as of November 1, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fourth quarter of Fiscal Year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Directors serve until the next annual meeting of stockholders, or until their successors have been elected. Our officers serve at the pleasure of the Board of Directors.

Anderson L. McCabe, 59 years old, is our President, Chief Executive Officer and Chief Financial Officer. He graduated from the University of South Carolina in 1977 and received a B.S. in Chemical Engineering. From 1977 to 1985, he was employed by United Engineers and Constructors, Inc., a subsidiary of Raytheon Corporation as a Process Engineer with managerial responsibilities. In 1986 he became our president. He has been a director of the Company since 1987.

Arthur J. Kania, 83 years old, is our Secretary. He is not active in our day-to-day operations. Mr. Kania's principal occupations during the past five years have been as Principal of Trikan Associates (real estate ownership and management - investment firm); and as a partner of the law firm of Kania, Lindner, Lasak and Feeney. He has been a director of the Company since 1977.

Arthur J. Kania, Jr., 59 years old, has been a director of the Company since 1987. He is not active in our day-to-day operations. He is a principal of Trikan Associates (real estate ownership and management- investment firm) and vice-president of Newtown Street Road Associates (real estate ownership and management).

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

Board Meetings; Nominating and Compensation Committees
Given the small size of the Company and its limited staff and operations, its directors frequently make determinations informally by telephone calls or by written consent. The Board met before and after the Annual Shareholders Meeting, and at one additional time during the Fiscal Year. Each Meeting was attended by all directors. We pay each of our Directors a fixed annual stipend for acting as Director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. A total of $15,000 has been paid to each director for services as director during the last fiscal year.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and any person owning ten percent or more of the Company's common stock, to file in their personal capacities initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership arrangements are required by SEC regulation to furnish to the Company copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Company's information statement. Based solely on the Company's review of copies of such statements received by, and on representations from, the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed in 2014.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain summary information concerning compensation paid or accrued to its sole executive officer during the past two fiscal years. He did not receive any awards, stock awards, option compensation, non equity incentive plan earnings or non-qualified deferred compensation.

Name and Principal Positions	Fiscal Year	Salary(1)	Bonus	All Other Compensation*	Total Compensation
Anderson L. McCabe President, CEO, CFO, Treasurer & Director	2014	$130,000	$45,000	$18,900	$193,900
	2013	$130,000	$35,000	$16,400	$181,400

*Includes an annual retainer as Director of Company of $15,000 for 2014 and $12,500 for 2013 in addition to a 401(k) Contribution of $3,900 for each of 2014 and 2013.

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

OPTION/SAR GRANTS; DEFERRED EXECUTIVE COMPENSATION PLAN; EQUITY COMPENSATION PLAN
The Company did not grant restricted stock awards, stock options or stock appreciation rights during Fiscal Year 2014, nor does it have any of such awards, options or rights outstanding from prior years. The Company does not have any deferred executive compensation plan. The Company does not have any securities authorized for issuance under an equity compensation plan.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2014
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

Name	Cash Retainer	Total Compensation
Arthur J. Kania	$15,000	$15,000*
Arthur J. Kania, Jr.	$15,000	$15,000

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

During Fiscal Year 2014, we incurred legal fees of $95,000 to the firm of Kania, Lindner, Lasak and Feeney, of which Arthur J. Kania is the senior partner. Mr. Kania does not share or participate in fees generated from the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Type	2014	2013
Audit Fees: (1)	$ 46,165	$ 41,405
Audit Related Fees:(2)	-0-	-0-
Tax Fees: (3)	-0-	-0-
Other Fees: (4)	-0-	-0-
Total Fees	$ 46,165	$ 41,405

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated by reference or included as part of this report:

3.1; 3.2	Articles of Incorporation and By-Laws incorporated by reference to the Form 10-KSB filed by the registrant with the SEC on February 10, 1998 for its fiscal year ended November 1, 1997 starting on page 22.
21.	List of Subsidiaries incorporated by reference to the Form 10-KSB filed by the registrant with the SEC on February 10, 1998 for its fiscal year ended November 1, 1997 starting on page 54.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Annual Report of Form 10-K of Opt-Sciences Corporation for the year ending November 1, 2014 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer January 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anderson L. McCabe	President, CEO, CFO & Director	January 29, 2015
Anderson L. McCabe

/s/ Arthur J. Kania	Secretary & Director	January 29, 2015
Arthur J. Kania

/s/ Arthur J. Kania, Jr.	Director	January 29, 2015
Arthur J. Kania, Jr.

/s/ Lorraine Domask	Chief Accountant	January 29, 2015
Lorraine Domask

OPT-SCIENCES CORPORATION
FINANCIAL STATEMENTS

Years Ended November 1, 2014 and October 26, 2013

Report of Independent Registered Public Accounting Firm

To: Stockholders and Board of Directors
      Opt-Sciences Corporation

We have audited the accompanying consolidated balance sheets of OPT-Sciences Corporation and Subsidiary as of November 01, 2014 and October 26, 2013 and the related consolidated statements of operations and comprehensive income, retained earnings, stockholders' equity, and cash flows for each of the fiscal years in the two year period ended November 01, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPT-Sciences Corporation and Subsidiary as of November 01, 2014 and October 26, 2013 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two year period ended November 01, 2014 in conformity with U.S. generally accepted accounting principles.

Goff, Backa, Alfera & Company, LLC
Pittsburgh, Pennsylvania
January 26, 2015

Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

ASSETS

	November 1, 2014	October 26, 2013
CURRENT ASSETS

Cash and cash equivalents	$3,259,372	$3,446,819
Marketable securities	8,001,647	6,953,906
Trade accounts receivable	1,495,707	1,049,651
Inventories	858,253	954,817
Prepaid expenses	17,069	17,560
Loans and exchanges	4,820	7,055
Accrued interest receivable	54,563	55,680

Total current assets	13,691,431	12,485,488

PROPERTY AND EQUIPMENT
Land	216,406	216,406
Building and improvements	980,398	935,176
Machinery and equipment	2,158,957	2,160,803
Automobiles	43,268	43,268

Total property and equipment	3,399,029	3,355,653
Less accumulated depreciation	2,377,080	2,294,403

Net property and equipment	1,021,949	1,061,250

OTHER ASSETS
Deposits	2,837	22,671
Total assets	$14,716,217	$13,569,409

Opt-Sciences Corporation
CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	November 1, 2014	October 26, 2013
CURRENT LIABILITIES

Accounts payable - trade	$92,446	$90,563
Accrued income taxes	20,313	54,950
Accrued salaries and wages	314,657	199,721
Accrued professional fees	38,357	96,540
Deferred income taxes	27,380	22,690
Other current liabilities	50,408	45,376

Total current liabilities	543,561	509,840

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	13,755,871	12,641,792
Accumulated other comprehensive income:
Unrealized holding gain on marketable securities	81,308	82,300
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	14,172,656	13,059,569
Total liabilities and stockholders' equity	$14,716,217	$13,569,409

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
The accompanying notes are an integral part of these financial statements

	Fiscal Year Ended November 1, 2014 (53 weeks)	Fiscal Year Ended October 26,2013 (52 weeks)

NET SALES	$7,073,463	$6,219,616
COST OF SALES	4,610,755	3,953,317
Gross profit on sales	2,462,708	2,266,299

OPERATING EXPENSES
Sales & delivery	24,776	42,106
General & administrative	1,194,217	1,057,652
Total operating expenses	1,218,993	1,099,758
Operating income	1,243,715	1,166,541

OTHER INCOME	496,856	317,994
Income before taxes	1,740,571	1,484,535

FEDERAL AND STATE INCOME TAXES	626,492	541,414
Net income	1,114,079	943,121

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) on
marketable securities, net of taxes	(992)	(21,473)
Comprehensive income	$1,113,087	$921,648

EARNINGS PER SHARE OF
COMMON STOCK	$1.44	$1.22

Average shares of stock outstanding	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

	53 Weeks Ended November 1, 2014	52 Weeks Ended October 26, 2013

RETAINED EARNINGS - beginning of period	$12,641,792	$12,202,801
Net income	1,114,079	943,121
	13,755,871	13,145,922

Less: Dividends paid	-0-	504,130
RETAINED EARNINGS - end of period	$13,755,871	$12,641,792

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
The accompanying notes are an integral part of these financial statements

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Cost	Total

BALANCE OCTOBER 27, 2012	$250,000	$272,695	$12,202,801	$103,773	$(187,218)	$12,642,051

Net income for fiscal year ended October 26, 2013			943,121			943,121
Less: dividends paid			(504,130)			(504,130)
Unrealized holding losses on securities arising during the period, net of tax of $14,316				(21,473)		(21,473)
BALANCE OCTOBER 26, 2013	$250,000	$272,695	$12,641,792	$82,300	$(187,218)	$13,059,569

Net income for fiscal year ended November 1, 2014			1,114,079			1,114,079
Unrealized holding losses on securities arising during the period, net of tax of $14,316				(992)		(992)
BALANCE NOVEMBER 1, 2014	$250,000	$272,695	$13,755,871	$81,308	$(187,218)	$14,172,656

Opt-Sciences Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these financial statements

	Fiscal Year Ended November 1, 2014 (53 weeks)	Fiscal Year Ended October 26,2013 (52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,114,079	$943,121
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation	143,544	147,005
(Gain) loss on sale of securities	(92,728)	67,508
Deferred income taxes	5,350	(70,145)
(Increase) decrease in:
Accounts receivable	(446,056)	298,332
Inventories	96,564	(302,284)
Prepaid expenses	491	345
Loans and exchanges	2,235	1,887
Accrued interest receivable	1,117	9,435
Increase (decrease) in:
Accounts payable	1,883	13,139
Accrued income taxes	(34,637)	21,600
Accrued salaries and wages	114,936	(14,079)
Accrued professional fees	(58,183)	(2,339)
Other current liabilities	5,032	6,488
Net cash provided by operating activities	853,627	1,120,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(104,243)	(474,196)
Purchases of securities	(2,251,115)	(4,328,709)
Proceeds from sale of securities	1,291,497	4,792,517
Return of security capital	2,954	-0-
Deposits	19,833	6,950
Net cash (used) by investing activities	(1,041,074)	(3,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	-0-	(504,130)

(Decrease) increase in cash	(187,447)	612,445

Cash and cash equivalents at beginning of period	3,446,819	2,834,374

Cash and cash equivalents at end of period	$3,259,372	$3,446,819

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$655,779	$589,959

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OPT-Sciences Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Comparable Periods

The years ended November 1, 2014 and October 26, 2013 represent fifty-three and fifty-two weeks respectively.

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

Employee Benefit Plans

On October 1, 1998, the Company implemented a 401(k) profit sharing plan. All eligible employees of the Company are covered by the Plan. Company matching contributions are voluntary and at the discretion of the Board of Directors. Company contributions were $33,213 and $30,846 for the years ended November 1, 2014 and October 26, 2013, respectively.

Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding.

Revenue Recognition

The Company recognizes revenue from product sales when products are shipped and risk of loss and title has passed to the customer in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 605, Revenue Recognition.

Consideration of Subsequent Events

These financial statements were approved and authorized for issue by the Board of Directors on January 26, 2015 and include review of subsequent events through that date.

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  Inventories

Inventories consisted of the following:

	November 1, 2014	October 26,2013
Raw materials and supplies	$441,138	$345,494
Work in progress	285,138	317,971
Finished goods	131,977	291,352
Total	$858,253	$954,817

NOTE 3 -  Marketable Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
November 1, 2014
Common stock	$208,602	$2,898	$-0-	$211,500
Preferred stock	2,656,848	77,176	-0-	2,734,024
Corporate notes	1,718,197	29,148	-0-	1,747,345
High yield bonds	2,050,481	37,746	-0-	2,088,227
Foreign debt securities	768,535	46,865	-0-	815,400
Mutual funds	463,470	-0-	(58,319)	405,151
Total	$7,866,133	$193,833	$(58,319)	$8,001,647

October 26, 2013
Common stock	$128,389	$27,170	$-0-	$155,559
Preferred stock	1,138,485	11,359	-0-	1,149,844
Corporate notes	1,783,334	34,458	-0-	1,817,792
High yield bonds	2,406,531	24,944	-0-	2,431,475
Foreign debt securities	768,535	50,093	-0-	818,628
Mutual funds	591,466	-0-	(10,858)	580,608
Total	$6,816,740	$148,024	$(10,858)	$6,953,906

The following is a summary of maturities of debt securities available for sale as of November 1, 2014:

	November 1, 2014	October 26, 2013
One year and under	$245,200	$254,623
One to five years	2,962,792	2,978,094
Five to ten years	1,080,239	1,175,755
Over ten years	248,982	242,500
Total	$4,537,213	$4,650,972

Sales of securities available for sale during the years ended November 1, 2014 and October 26, 2013 were as follows:

	2014	2013
Proceeds from sales	$1,291,497	$4,792,517
Gross realized gains	$122,222	$72,653
Gross realized losses	$29,494	$142,257

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

		Fair Value at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
November 1, 2014
Common stock	$211,500	$211,500	$-0-	$-0-
Preferred stock	2,734,024	2,734,024	-0-	-0-
Corporate notes	1,747,345	1,747,345	-0-	-0-
High yield bonds	2,088,227	2,088,227	-0-	-0-
Foreign debt securities	815,400	815,400	-0-	-0-
Mutual funds	405,151	405,151	-0-	-0-
Total	$8,001,647	$8,001,647	$-0-	$-0-

October 26, 2013
Common stock	$155,559	$155,559	$-0-	$-0-
Preferred stock	1,149,844	1,149,844	-0-	-0-
Corporate notes	1,817,792	1,817,792	-0-	-0-
High yield bonds	2,431,475	2,431,475	-0-	-0-
Foreign debt securities	818,628	818,628	-0-	-0-
Mutual funds	580,608	580,608	-0-	-0-
Total	$6,953,906	$6,953,906	$-0-	$-0-

Opt-Sciences Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -   Income Taxes

The income tax expense of the Company consists of the following:

	2014	2013
Current tax expense
Federal	$476,940	$478,239
State	144,202	133,320
Total	621,142	611,559
Deferred tax expense
Federal	$2,471	$(59,659)
State	2,879	(10,486)
Total	5,350	(70,145)
Income tax expense	$626,492	$541,414

At November 1, 2014, the Company had a deferred tax asset of $51,829 and a deferred tax liability of $79,209, resulting in a net deferred tax liability of $27,380.

At October 26, 2013, the Company had a deferred tax asset of $78,296 and a deferred tax liability of $100,986, resulting in a net deferred tax liability of $22,690.

Deferred income taxes result from temporary differences between income for financial reporting purposes and taxable income. These differences arose principally from the use of accelerated tax depreciation, accruals of vacation pay and the carry forward of capital losses.

At November 1, 2014, the Company had capital loss carry forwards of $72,903 expiring in 2015 through 2019. All of these losses are deemed to be usable before expiration.

All tax returns from fiscal years 2011 to 2014 are subject to potential IRS audit.

NOTE 6 -  Major Customers

Two customers accounted for $3,439,339 of net sales during the year ended November 1, 2014. In addition, two other customers were actually subcontractors for, and received products manufactured for, one of the large customers. Total sales to these subcontractors were $1,141,382 during the year ended November 1, 2014. The amount due from all these customers, included in trade accounts receivable, was $1,129,651 on November 1, 2014.

Two customers accounted for $2,898,797 of net sales during the year ended October 26, 2013. In addition, two other customers were actually subcontractors for, and received products manufactured for, one of the large customers. Total sales to these subcontractors were $779,633 during the year ended October 26, 2013. The amount due from all these customers, included in trade accounts receivable, was $814,189 on October 26, 2013.

NOTE 7 -  Concentration of Credit Risk of Financial Instruments

The Company has various demand and time deposits with financial institutions where the amount of the deposits exceeds the federal insurance limits of the institution on such deposits. The maximum amount of accounting loss that would be incurred if an individual or group that makes up the concentration of the deposits failed completely to perform according to the terms of the deposit was approximately $2,714,500 on November 1, 2014.

NOTE 8 -  Related Party Transactions

During fiscal years 2014 and 2013, the Company incurred legal fees of $95,000 and $87,500, respectively to the firm of Kania, Lindner, Lasak and Feeney, of which Mr. Arthur Kania, a shareholder and director, is senior partner. Of the legal fees, $29,375 and $87,500 were included in accounts payable at November 1, 2014 and October 26, 2013, respectively.