Form 10-Q
period 2015-01-31
OPT SCIENCES CORP
filed 2015-03-12
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2015.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of March 12, 2015.

Opt-Sciences Corporation
FORM 10-Q FIRST QUARTER REPORT - FISCAL YEAR 2015

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of January 31, 2015 (unaudited) and November 1, 2014.	3

	Consolidated Statements of Income and Comprehensive Income (unaudited) for three months ended January 31, 2015 and three months ended January 25, 2014.	5

	Consolidated Statements of Retained Earnings (unaudited) for three months ended January 31, 2015 and three months ended January 25, 2014.	5

	Consolidated Statements of Cash Flows (unaudited) for three months ended January 31, 2015 and three months ended January 25, 2014.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II	OTHER INFORMATION	11

Item 1.	Legal Proceedings.	11

Item 1A.	Risk Factors.	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 3.	Defaults Upon Senior Securities.	11

Item 4.	Mine Safety Disclosures.	11

Item 5.	Other Information.	11

Item 6.	Exhibits.	11

	Signatures.	11

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2015 (Unaudited)	November 1, 2014
CURRENT ASSETS

Cash and cash equivalents	$3,716,297	$3,259,372
Marketable securities	8,076,372	8,001,647
Trade accounts receivable	1,410,385	1,495,707
Inventories	765,245	858,253
Prepaid expenses	12,639	17,069
Loans and exchanges	5,610	4,820
Accrued interest receivable	51,629	54,563

Total current assets	14,038,177	13,691,431

PROPERTY AND EQUIPMENT
Land	216,406	216,406
Building and improvements	985,944	980,398
Machinery and equipment	2,209,846	2,202,225

Total property and equipment	3,412,196	3,399,029
Less accumulated depreciation	2,411,000	2,377,080

Net property and equipment	1,001,196	1,021,949

OTHER ASSETS
Deposits	2,837	2,837
Total assets	$15,042,210	$14,716,217

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	January 31, 2015 (Unaudited)	November 1, 2014
CURRENT LIABILITIES

Accounts payable - trade	$66,722	$92,446
Accrued income taxes	178,303	20,313
Accrued salaries and wages	159,250	314,657
Accrued professional fees	85,071	38,357
Deferred income taxes	53,979	27,380
Other current liabilities	23,263	50,408

Total current liabilities	566,588	543,561

STOCKHOLDERS' EQUITY

Common capital stock -par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	14,013,758	13,755,871
Accumulated other comprehensive income:
Unrealized holding gain on marketable securities	126,387	81,308
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	14,475,622	14,172,656
Total liabilities and stockholders' equity	$15,042,210	$14,716,217

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended January 31, 2015	Three Months Ended January 25,2014

NET SALES	$1,796,084	$1,330,211
COST OF SALES	1,153,918	1,044,659
Gross profit on sales	642,166	285,552

OPERATING EXPENSES
Sales & delivery	4,167	914
General & administrative	306,411	261,648
Total operating expenses	310,578	262,562
Operating income	331,588	22,990

OTHER INCOME	91,099	158,867
Income before taxes	422,687	181,857

FEDERAL AND STATE INCOME TAXES	164,800	69,100
Net income	257,887	112,757

OTHER COMPREHENSIVE INCOME
Unrealized holding gains on marketable securities, net of taxes	45,079	(37,596)
Comprehensive income	$302,966	$75,161

EARNINGS PER SHARE OF COMMON STOCK	$0.33	$0.15

Average shares of stock outstanding	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)

	Three Months Ended January 31, 2015	Three Months Ended January 25,2014

RETAINED EARNINGS - beginning of period	$13,755,871	$12,641,792
Net income	257,887	112,757
RETAINED EARNINGS - end of period	$14,013,758	$12,754,549

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31, 2015	Three Months Ended January 25,2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$257,887	$112,757
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	33,920	33,820
Loss (Gain) on sale of securities	17,783	(65,416)
Decrease (increase) in:
Accounts receivable	85,322	140,765
Inventories	93,008	11,631
Prepaid expenses	4,430	3,098
Loans and exchanges	(790)	(1,490)
Accrued interest receivable	2,934	(11,773)
Deposits	0	19,834
(Decrease) increase in:
Accounts payable	(25,724)	(12,654)
Accrued income taxes	157,990	19,100
Accrued salaries and wages	(155,407)	(147,322)
Accrued professional fees	46,714	(23,665)
Other current liabilities	(27,145)	(26,433)
Net cash provided by operating activities	490,922	52,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(13,167)	(69,373)
Purchases of securities	(521,364)	(376,368)
Proceeds from sale of securities	500,534	227,375
Net cash (used) by investing activities	(33,997)	(218,366)

Increase (decrease) in cash	456,925	(166,114)

Cash and cash equivalents at beginning of period	3,259,372	3,446,819

Cash and cash equivalents at end of period	$3,716,297	$3,280,705

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$6,810	$50,000

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first three months of the Company's fiscal year 2015. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended November 1, 2014 together with the auditors' report filed as part of the Company's 2014 Annual Report on Form 10-K.

The three months that ended January 31, 2015 and the three months that ended January 25, 2014 represent thirteen weeks respectively.

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

2. INVENTORIES

Inventories consisted of the following:

	January 31, 2015 (Un-audited)	November 1, 2014

Raw materials and supplies	$427,021	$441,138
Work in progress	220,529	285,138
Finished goods	117,695	131,977
Total Inventory	$765,245	$858,253

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

We provide greater detail regarding other factors in our 2014 Form 10-K.

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O and S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on a robust commercial, business, regional and military aircraft market. We recorded first quarter sales of $1,796,084 and net income of $257,887. Sales decreased approximately 27% or $481,275 from the record sales in the fourth quarter of Fiscal Year 2014. Compared to the first quarter of 2014, sales increased approximately 35% or $465,873. We currently expect second quarter sales to be approximately $1,700,000 or slightly lower than the first quarter. International financial concerns and the prospect of higher interest rates may adversely affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes as well as their ability and desire to upgrade existing aircraft. During the first quarter of 2015, the Company booked $1,973,000 in new orders compared to $1,937,000 in new orders booked for the fourth quarter of 2014 and $1,112,000 in new orders booked in the first quarter of 2014. Our backlog of unshipped orders was approximately $2,132,000 at the end of the first quarter, up approximately $177,000 from the end of the fourth quarter of 2014 and up approximately $237,000 from the first quarter of 2014. The higher backlog is primarily due to the cyclic demands of our customers.

Approximately 95% of the backlog is scheduled for delivery in Fiscal Year 2015. Based on their needs which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to manufacture and ship our products. Since the Company has two customers and two subcontractors of one of those customers that all together represented approximately 65% of sales for the first quarter, any significant change in the requirements of either of those customers would have a direct impact on our revenue for a quarter or a year.

RESULTS OF OPERATIONS - FIRST QUARTER

THREE MONTHS ENDED JANUARY 31, 2015 COMPARED WITH THREE MONTHS ENDED JANUARY 25, 2014

NET SALES
Net sales for the first quarter were $1,796,084 which is $465,873 or approximately 35% more than the net sales of $1,330,211 for the first quarter last year and down approximately $481,275 from the preceeding fourth quarter of last year. These changes are generally due to normal fluctuations in quarterly demands by our largest customers.

COST OF SALES
Cost of sales for the first quarter increased $109,259 or approximately 10% to $1,153,918 or 64% of sales compared to $1,044,659 or 78% of sales for the first quarter last year. This increase in cost of sales is primarily related to increased sales. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the first quarter increased $356,614 to $642,166 or approximately 36% of sales from $285,552 or 21% of sales reported for the first quarter last year. This increase in gross profit margin reflects more efficient economies of scale at this level of sales in relation to installed capacity.

OPERATING EXPENSES
Operating expenses increased $48,016 to $310,578 from $262,562 for the same quarter last year. This increase in cost of sales is primarily related to increased sales and a payout of unused sick leave and vacation benefits. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $331,588 or approximately 18% of sales for the first quarter compared to operating income of $22,990 or approximately 2% of sales, for the first quarter last year. The increase in operating income is based on the factors described above.

OTHER INCOME
Other income of $91,099 for the first quarter decreased by $67,768 from the same quarter last year. This decrease is primarily the result of the recognition of substantial capital gains from the sale of securities in the prior period.

PROVISONS FOR INCOME TAX
Income tax expense for the first quarter was $164,800 or 39% of pre-tax income compared to $69,100 or 38% of pre tax income for the first quarter last year.

NET INCOME
Net income for the first quarter that ended January 31, 2015 was $257,887 or $0.33 per share compared to $112,757 or $0.15 per share for the first quarter last year that ended January 25, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Quarterly Report of Form 10-Q of Opt-Sciences Corporation for the period ending January 31, 2015 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer March 12, 2015