Form 10-Q
period 2015-05-02
OPT SCIENCES CORP
filed 2015-06-15
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 2, 2015.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of June 15, 2015.

Opt-Sciences Corporation
FORM 10-Q FIRST QUARTER REPORT - FISCAL YEAR 2015

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 2, 2015 (Unaudited)	November 1, 2014
CURRENT ASSETS

Cash and cash equivalents	$3,682,987	$3,259,372
Marketable securities	8,420,793	8,001,647
Trade accounts receivable	1,320,955	1,495,707
Inventories	993,313	858,253
Prepaid expenses	17,392	17,069
Loans and exchanges	5,350	4,820
Accrued interest receivable	46,658	54,563

Total current assets	14,487,448	13,691,431

PROPERTY AND EQUIPMENT
Land	216,406	216,406
Building and improvements	990,491	980,398
Machinery and equipment	2,209,846	2,202,225

Total property and equipment	3,416,743	3,399,029
Less accumulated depreciation	2,444,795	2,377,080

Net property and equipment	971,948	1,021,949

OTHER ASSETS
Deposits	2,837	2,837
Total assets	$15,462,233	$14,716,217

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 2, 2015 (Unaudited)	November 1, 2014
CURRENT LIABILITIES

Accounts payable - trade	$114,671	$92,446
Accrued income taxes	115,055	20,313
Accrued salaries and wages	213,355	314,657
Accrued professional fees	35,000	38,357
Deferred income taxes	57,324	27,380
Other current liabilities	42,384	50,408

Total current liabilities	577,789	543,561

STOCKHOLDERS' EQUITY

Common capital stock - par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	14,417,349	13,755,871
Accumulated other comprehensive income:
Unrealized holding gain on marketable securities	131,618	81,308
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	14,884,444	14,172,656
Total liabilities and stockholders' equity	$15,462,233	$14,716,217

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended May 2, 2015	Three Months Ended April 26,2014	Six Months Ended May 2, 2015	Six Months Ended April 26,2014

NET SALES	$1,783,282	$1,753,365	$3,579,366	$3,083,576
COST OF SALES	947,078	1,090,087	2,100,996	2,134,746
Gross profit on sales	836,204	663,278	1,478,370	948,830

OPERATING EXPENSES
Sales & delivery	3,386	6,912	7,553	7,826
General & administrative	281,879	263,271	588,290	524,919
Total operating expenses	285,265	270,183	595,843	532,745
Operating income	550,939	393,095	882,527	416,085

OTHER INCOME	110,752	103,758	201,851	262,625
Income before taxes	661,691	496,853	1,084,378	678,710

FEDERAL AND STATE INCOME TAXES	258,100	188,800	422,900	257,900
Net income	403,591	308,053	661,478	420,810

OTHER COMPREHENSIVE INCOME
Unrealized holding gains on
marketable securities, net of taxes	5,231	79,877	50,310	42,281
Comprehensive income	$408,822	$387,930	$711,788	$463,091

EARNINGS PER SHARE OF
COMMON STOCK	$0.52	$0.40	$0.85	$0.54

Average shares of stock outstanding	775,585	775,585	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)

	Three Months Ended May 2, 2015	Three Months Ended April 26,2014	Six Months Ended May 2, 2015	Six Months Ended April 26,2014

RETAINED EARNINGS - beginning of period	$14,013,758	$12,754,549	$13,755,871	$12,641,792
Net income	403,591	308,053	661,478	420,810
RETAINED EARNINGS - end of period	$14,417,349	$13,062,602	$14,417,349	$13,062,602

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended May 2, 2015	Six Months Ended April 26,2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$661,478	$420,810
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	67,715	71,103
Loss (gain) on sale of securities	16,765	(66,721)
Decrease (increase) in:
Accounts receivable	174,752	(8,294)
Inventories	(135,060)	(101,443)
Prepaid expenses	(323)	(5,347)
Prepaid income taxes	-0-	(41,479)
Loans and exchanges	(530)	120
Accrued interest receivable	7,905	1,892
Deposits	-0-	19,834
(Decrease) increase in:
Accounts payable	22,225	21,319
Accrued income taxes	94,742	(54,950)
Accrued salaries and wages	(101,302)	(67,563)
Accrued professional fees	(3,357)	(69,165)
Other current liabilities	(8,024)	(20,070)
Net cash provided by operating activities	796,986	100,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(17,714)	(85,090)
Purchases of securities	(1,106,191)	(527,690)
Proceeds from sale of securities	750,534	477,374
Net cash (used) by investing activities	(373,371)	(135,406)

Increase (decrease) in cash	423,615	(35,360)

Cash and cash equivalents at beginning of period	3,259,372	3,446,819

Cash and cash equivalents at end of period	$3,682,987	$3,411,459

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$328,158	$354,329

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first six months of the Company's fiscal year 2015. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended November 1, 2014 together with the auditors' report filed as part of the Company's 2014 Annual Report on Form 10-K.

The three months that ended May 2, 2015 and the three months that ended April 26, 2014 represent thirteen weeks respectively. The six months that ended May 2, 2015 and the six months that ended April 26, 2014 represent twenty-six weeks respectively.

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

2. INVENTORIES

Inventories consisted of the following:

	May 2, 2015 (Un-audited)	November 1, 2014

Raw materials and supplies	$363,773	$441,138
Work in progress	476,768	285,138
Finished goods	152,772	131,977
Total Inventory	$993,313	$858,253

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O and S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on robust commercial, business, regional and military aircraft markets. We recorded second quarter sales of $1,783,282 and net income of $403,591. Sales decreased approximately 1% or $12,802 from net sales in the first quarter of Fiscal Year 2015. Compared to the second quarter of 2014, sales increased approximately 2% or $29,917. We currently expect third quarter sales to be approximately $1,800,000 or in line with the previous two quarters. International financial concerns and the prospect of higher interest rates may adversely affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes as well as their ability and desire to upgrade existing aircraft. During the second quarter of 2015, the Company booked $2,749,000 in new orders compared to $1,973,000 in new orders booked for the first quarter of 2015 and $2,310,000 in new orders booked in the second quarter of 2014. Our backlog of unshipped orders was approximately $3,098,000 at the end of the second quarter, up approximately $966,000 from the end of the first quarter of 2015 and up approximately $688,000 from the second quarter of 2014. The higher backlog is primarily due to a large multi-year order from one of our customers.

Approximately 85% of the backlog is scheduled for delivery in Fiscal Year 2015. Based on their needs which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to manufacture and ship our products. Since the Company has two customers and two subcontractors of one of those customers that all together represented approximately 63% of sales for the second quarter, any significant change in the requirements of either of those customers would have a direct impact on our revenue for a quarter or a year.

RESULTS OF OPERATIONS - SECOND QUARTER

THREE MONTHS ENDED MAY 2, 2015 COMPARED WITH THREE MONTHS ENDED APRIL 26, 2014

NET SALES
Net sales for the second quarter were $1,783,282 which is $29,917 or approximately 2% more than the net sales of $1,753,365 for the second quarter last year. These changes are generally due to normal fluctuations in quarterly demands by our largest customers.

COST OF SALES
Cost of sales for the second quarter decreased $143,009 or approximately 13% to $947,078 or 53% of sales compared to $1,090,087 or 62% of sales for the second quarter last year. This decrease in cost of sales is primarily related to changes in the product mix sold during the quarter. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the second quarter increased $172,926 to $836,204 or approximately 47% of sales from $663,278 or 38% of sales reported for the second quarter last year. This increase in gross profit margin is due to decreases in raw material and overhead expenses for the quarter and is not necessarily indicative of future quarterly margins.

OPERATING EXPENSES
Operating expenses increased $15,082 to $285,265 from $270,183 for the same quarter last year. This increase in operating expenses is primarily related to increased professional fees. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $550,939 or approximately 31% of sales for the second quarter compared to operating income of $393,095 or approximately 22% of sales for the second quarter last year. The increase in operating income is based on the factors described above.

OTHER INCOME
Other income of $110,752 for the second quarter increased by $6,994 from the same quarter last year.

PROVISONS FOR INCOME TAX
Income tax expense for the second quarter was $258,100 or 39% of pre-tax income compared to $188,800 or 38% of pre tax income for the second quarter last year.

NET INCOME
Net income for the second quarter that ended May 2, 2015 was $403,591 or $0.52 per share compared to $308,053 or $0.40 per share for the second quarter last year that ended April 26, 2014.

SIX MONTHS ENDED MAY 2, 2015 COMPARED WITH SIX MONTHS ENDED APRIL 26, 2014

NET SALES
Net sales for the first two quarters were $3,579,366 which is $495,790 more than the net sales of $3,083,576 for the first two quarters last year.

COST OF SALES
Cost of sales for the first two quarters decreased $33,750 or 2% to $2,100,996 or 59% of sales, compared to $2,134,746 or 69% of sales for the first two quarters last year. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the first two quarters increased $529,540 to $1,478,370 or approximately 41% of sales from $948,830 or 31% of sales reported for the first two quarters last year.

OPERATING EXPENSES
Operating expenses increased $63,098 to $595,843 from $532,745 for the same six month period last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $882,527 or approximately 25% of sales for the six months compared to operating income of $416,085 or approximately 13% of sales, for the first six months last year.

OTHER INCOME
Other income of $201,851 for the first two quarters decreased by $60,774 from the same two quarters last year. This decrease was primarily related to capital gains that were realized in the first quarter last year.

PROVISONS FOR INCOME TAX
Income tax expense for the first two quarters was $422,900 or 39% of pre-tax income compared to $257,900 or 38% of pre tax income for the first two quarters last year.

NET INCOME
Net income for the six months ending May 2, 2015 was $661,478 or $0.85 per share compared to $420,810 or $0.54 per share for the six months ending April 26, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Quarterly Report of Form 10-Q of Opt-Sciences Corporation for the period ending May 2, 2015 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer June 15, 2015