Form 10-Q
period 2015-08-01
OPT SCIENCES CORP
filed 2015-09-15
CIK 74688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 1, 2015.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File Number: 0-1455

OPT-SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	21-0681502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 BANNARD STREET, CINNAMINSON, NEW JERSEY	08077
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 775,585 Shares of Common Stock, par value $0.25, were outstanding as of September 15, 2015.

Opt-Sciences Corporation
FORM 10-Q THIRD QUARTER REPORT - FISCAL YEAR 2015

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of August 1, 2015 (unaudited) and November 1, 2014.	3

	Consolidated Statements of Income and Comprehensive Income (unaudited) for three and nine months ended August 1, 2015 and three and nine months ended July 26, 2014.	5

	Consolidated Statements of Retained Earnings (unaudited) for three and nine months ended August 1, 2015 and three and nine months ended July 26, 2014.	5

	Consolidated Statements of Cash Flows (unaudited) for nine months ended August 1, 2015 and nine months ended July 26, 2014.	6

	Notes to Consolidated Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

PART II	OTHER INFORMATION	12

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Mine Safety Disclosures.	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	12

	Signatures.	12

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 1, 2015 (Unaudited)	November 1, 2014
CURRENT ASSETS

Cash and cash equivalents	$2,842,009	$3,259,372
Marketable securities	9,493,239	8,001,647
Trade accounts receivable	1,387,270	1,495,707
Inventories	1,068,572	858,253
Prepaid expenses	16,607	17,069
Loans and exchanges	11,385	4,820
Accrued interest receivable	61,846	54,563

Total current assets	14,880,928	13,691,431

PROPERTY AND EQUIPMENT
Land	216,406	216,406
Building and improvements	993,441	980,398
Machinery and equipment	2,308,198	2,202,225

Total property and equipment	3,518,045	3,399,029
Less accumulated depreciation	2,478,590	2,377,080

Net property and equipment	1,039,455	1,021,949

OTHER ASSETS
Deposits	2,837	2,837
Total assets	$15,923,220	$14,716,217

Opt-Sciences Corporation

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	August 1, 2015 (Unaudited)	November 1, 2014
CURRENT LIABILITIES

Accounts payable - trade	$86,891	$92,446
Accrued income taxes	231,455	20,313
Accrued salaries and wages	238,696	314,657
Accrued professional fees	35,000	38,357
Deferred income taxes	22,195	27,380
Other current liabilities	54,910	50,408

Total current liabilities	669,147	543,561

STOCKHOLDERS' EQUITY

Common capital stock - par value $0.25 per share -
authorized and issued 1,000,000 shares	250,000	250,000
Additional paid in capital	272,695	272,695
Retained earnings	14,841,921	13,755,871
Accumulated other comprehensive income:
Unrealized holding gain on marketable securities	76,675	81,308
Less treasury stock at cost - 224,415 shares	(187,218)	(187,218)
Total stockholders' equity	15,254,073	14,172,656
Total liabilities and stockholders' equity	$15,923,220	$14,716,217

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended August 1, 2015	Three Months Ended July 26,2014	Nine Months Ended August 1, 2015	Nine Months Ended July 26,2014

NET SALES	$1,974,700	$1,712,528	$5,554,066	$4,796,104
COST OF SALES	1,099,640	1,155,483	3,200,636	3,290,229
Gross profit on sales	875,060	557,045	2,353,430	1,505,875

OPERATING EXPENSES
Sales & delivery	8,006	7,582	15,559	15,408
General & administrative	290,343	267,293	878,633	792,212
Total operating expenses	298,349	274,875	894,192	807,620
Operating income	576,711	282,170	1,459,238	698,255

OTHER INCOME	119,261	117,593	321,112	380,218
Income before taxes	695,972	399,763	1,780,350	1,078,473

FEDERAL AND STATE INCOME TAXES	271,400	151,900	694,300	409,800
Net income	424,572	247,863	1,086,050	668,673

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) gains on
marketable securities, net of taxes	(54,943)	(9,014)	(3,633)	33,267
Comprehensive income	$369,629	$238,849	$1,082,417	$701,940

EARNINGS PER SHARE OF
COMMON STOCK	$0.55	$0.32	$1.40	$0.86

Average shares of stock outstanding	775,585	775,585	775,585	775,585

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)

	Three Months Ended August 1, 2015	Three Months Ended July 26,2014	Nine Months Ended August 1, 2015	Nine Months Ended July 26,2014

RETAINED EARNINGS - beginning of period	$14,417,349	$13,062,602	$13,755,871	$12,641,792
Net income	424,572	247,863	1,086,050	668,673
RETAINED EARNINGS - end of period	$14,841,921	$13,310,465	$14,841,921	$13,310,465

Opt-Sciences Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended August 1, 2015	Nine Months Ended July 26,2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,086,050	$668,673
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	101,510	105,466
Loss (gain) on sale of securities	15,747	(80,873)
Decrease (increase) in:
Accounts receivable	108,437	(34,615)
Inventories	(210,319)	34,233
Prepaid expenses	462	(6,767)
Prepaid income taxes	-0-	(40,279)
Loans and exchanges	(6,565)	915
Accrued interest receivable	(7,283)	(6,591)
Deposits	-0-	19,834
(Decrease) increase in:
Accounts payable	(5,555)	(2,779)
Accrued income taxes	211,142	(54,950)
Accrued salaries and wages	(75,961)	(78,717)
Accrued professional fees	(3,357)	(46,540)
Other current liabilities	4,502	(28,597)
Net cash provided by operating activities	1,218,810	448,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(119,016)	(90,021)
Purchases of securities	(2,288,217)	(1,336,649)
Proceeds from sale of securities	771,060	696,570
Net cash (used) by investing activities	(1,636,173)	(730,100)

(Decrease) in cash	(417,363)	(281,687)

Cash and cash equivalents at beginning of period	3,259,372	3,446,819

Cash and cash equivalents at end of period	$2,842,009	$3,165,132

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$483,158	$505,029

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the first nine months of the Company's fiscal year 2015. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended November 1, 2014 together with the auditors' report filed as part of the Company's 2014 Annual Report on Form 10-K.

The three months that ended August 1, 2015 and the three months that ended July 26, 2014 represent thirteen weeks respectively. The nine months that ended August 1, 2015 and the nine months that ended July 26, 2014 represent thirty-nine weeks respectively.

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

2. INVENTORIES

Inventories consisted of the following:

	August 1, 2015 (Unaudited)	November 1, 2014

Raw materials and supplies	$400,875	$441,138
Work in progress	503,351	285,138
Finished goods	164,346	131,977
Total Inventory	$1,068,572	$858,253

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

EXECUTIVE SUMMARY

Opt-Sciences Corporation, through its wholly owned subsidiary, O and S Research, Inc., both New Jersey corporations, manufactures anti-glare and transparent conductive optical coatings which are deposited on glass used primarily to cover instrument panels in aircraft cockpits. The Company's business is highly dependent on robust commercial, business, regional and military aircraft markets. We recorded third quarter sales of $1,974,700 and net income of $424,572. Sales increased approximately 10.7% or $191,418 from net sales of $1,783,282 in the second quarter of Fiscal Year 2015. Compared to the third quarter of 2014, sales increased approximately 15.3% or $262,172. We currently expect fourth quarter sales to be approximately $1,700,000 or in line with the previous two quarters. International financial concerns and the prospect of higher interest rates may adversely affect aircraft users and purchasers by inhibiting their ability to finance and their desire to purchase new airplanes as well as their ability and desire to upgrade existing aircraft. During the third quarter of 2015, the Company booked $1,716,000 in new orders compared to $2,749,000 in new orders booked for the second quarter of 2015 and $1,408,000 in new orders booked in the third quarter of 2014. Our backlog of unshipped orders was approximately $2,840,000 at the end of the third quarter, down approximately $258,000 from the end of the second quarter of 2015 and up approximately $671,000 from the third quarter of 2014.

Approximately 60% of the backlog is scheduled for delivery in Fiscal Year 2015. Based on their needs, which change from time to time, our customers may accelerate or defer delivery dates; and we typically try to accommodate their needs if we have available manufacturing capacity and access to the required raw materials. We generally have a four to twelve week delivery cycle depending on product complexity, plant capacity and lead time for raw materials, such as polarizers or filter glass. Our sales tend to fluctuate from quarter to quarter, because all orders are custom manufactured and customer orders are generally scheduled for delivery based on our customer's need date and not based on our ability to manufacture and ship our products. Since the Company has two customers and two subcontractors of one of those customers that all together represented approximately 64% of sales for the third quarter, any significant change in the requirements of either of those customers would have a direct impact on our revenue for a quarter or a year.

RESULTS OF OPERATIONS - THIRD QUARTER

THREE MONTHS ENDED AUGUST 1, 2015 COMPARED WITH THREE MONTHS ENDED JULY 26, 2014

NET SALES
Net sales for the third quarter were $1,974,700 which is $262,172 or approximately 15.3% more than the net sales of $1,712,528 for the third quarter last year. This increase is generally due to normal fluctuations in quarterly demand by our largest customers.

COST OF SALES
Cost of sales for the third quarter decreased $55,843 or approximately 4.8% to $1,099,640 or 56% of sales compared to $1,155,483 or 67% of sales for the third quarter last year. This decrease in cost of sales is primarily related to decreases in overhead expenses and changes in product mix sold during the quarter resulting in decreased raw material costs. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the third quarter increased $318,015 to $875,060 or approximately 44% of sales from $557,045 or 32% of sales reported for the third quarter last year. This increase in gross profit was the direct result of both an increase in sales and a decrease in cost of sales. This profit margin is not necessarily indicative of future quarterly margins.

OPERATING EXPENSES
Operating expenses increased $23,474 to $298,349 from $274,875 for the same quarter last year. This increase in operating expenses is primarily related to the increased sales. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $576,711 or approximately 29% of sales for the third quarter compared to operating income of $282,170 or approximately 16% of sales for the third quarter last year. The increase in operating income is based on the factors described above.

OTHER INCOME
Other income of $119,261 for the third quarter increased by $1,668 from the same quarter last year.

PROVISONS FOR INCOME TAX
Income tax expense for the third quarter was $271,400 or 39% of pre-tax income compared to $151,900 or 38% of pre tax income for the third quarter last year.

NET INCOME
Net income for the third quarter that ended August 1, 2015 was $424,572 or $0.55 per share compared to $247,863 or $0.32 per share for the third quarter last year that ended July 26, 2014.

NINE MONTHS ENDED AUGUST 1, 2015 COMPARED WITH NINE MONTHS ENDED JULY 26, 2014

NET SALES
Net sales for the first three quarters were $5,554,066 which is $757,962 more than the net sales of $4,796,104 for the first three quarters last year.

COST OF SALES
Cost of sales for the first three quarters decreased $89,593 or 2.7% to $3,200,636 or 58% of sales, compared to $3,290,229 or 69% of sales for the first three quarters last year. This decrease in cost of sales is primarily related to decreases in overhead expenses and decreases in raw material costs associated with changes in the product mix sold during the first three quarters. Cost of sales is comprised of raw materials, manufacturing direct labor and overhead expenses. The overhead portion of cost of sales is primarily comprised of salaries, benefits, building expenses, production supplies, and maintenance costs related to our production, inventory control and quality departments.

GROSS PROFIT
Gross profit for the first three quarters increased $847,555 to $2,353,430 or approximately 42% of sales from $1,505,875 or 31% of sales reported for the first three quarters last year.This increase in gross profit was the direct result of both an increase in sales and a decrease in cost of sales. This profit margin is not necessarily indicative of future results.

OPERATING EXPENSES
Operating expenses increased $86,572 to $894,192 from $807,620 for the same nine month period last year. Operating expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, hiring, legal, accounting, and other general corporate expenses.

OPERATING INCOME
The Company realized operating income of $1,459,238 or approximately 26% of sales for the nine months compared to operating income of $698,255 or approximately 14% of sales, for the first nine months last year.

OTHER INCOME
Other income of $321,112 for the first three quarters decreased by $59,106 from the same three quarters last year. This decrease was primarily related to capital gains that were realized in the first quarter last year.

PROVISONS FOR INCOME TAX
Income tax expense for the first three quarters was $694,300 or 39% of pre-tax income compared to $409,800 or 38% of pre tax income for the first three quarters last year.

NET INCOME
Net income for the nine months ending August 1, 2015 was $1,086,050 or $1.40 per share compared to $668,673 or $0.86 per share for the nine months ending July 26, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The registrant does not have in place procedures by which stockholders may recommend nominees to the registrant's Board of Directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Financial statements from the Quarterly Report of Form 10-Q of Opt-Sciences Corporation for the period ending August 1, 2015 as interactive data files formatted in XBRL: (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opt-Sciences Corporation

/s/ Anderson L. McCabe
Anderson L. McCabe Chief Executive Officer & Chief Financial Officer September 15, 2015